Form 10QSB
period 2004-06-30
CASTLE & MORGAN HOLDINGS INC
filed 2004-08-20
CIK 1278129

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-QSB

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

[     ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                       COMMISSION FILE NUMBER: 333-112754

                         Castle & Morgan Holdings, Inc.
              (Exact name of Small Business Issuer in its Charter)


                  Delaware                                 32-0104570
---------------------------------------------          ---------------------
      (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                    Identification No.)

                       1175 Walt Whitman Road - Suite 100
                            Melville, New York 11747
                                  631-424-9009
                    (Address of principal executive offices)


                                  631-424-9009
                          (Issuer's telephone number)

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. 1Yes [X] No[]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,709,570 shares of Common Stock, as of August 20, 2004.

Transitional Small Business Disclosure Format (check one): Yes [   ]   No [ X ]

--------
1 This 10-QSB is the Issuer's initial '34 Act filing; the Issuer's Registration Statement having been declared effective June 23, 2004.

                                Table of Contents


                                                                  Pages
PART 1.  FINANCIAL INFORMATION

Item 1   Financial Statements                                 F1 through F4

Item 2   Management's Discussion and Analysis
          or Plan of Operations                                      2

Item 3   Controls and Procedures                                     7

PART II. OTHER INFORMATION                                           7

Item 1   Legal Proceedings                                           7

Item 2   Changes In Securities And Small Business
          Issuer Purchases Of Equity Securities                      7

Item 3   Defaults Upon Senior Securities                             7

Item 4   Submission Of Matters To A Vote Of Security Holders         7

Item 5   Other Information                                           7

Item 6   Exhibits and Reports on Form 8-K                            7

Signature                                                            8

PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements

                         CASTLE & MORGAN HOLDINGS, INC.
                                  BALANCE SHEET

                                  June 30, 2004

                                     ASSETS

Current assets:
 Cash and cash equivalents                                    $  1,118
 Accounts receivable                                               337
                                                               -------
        Total current assets                                     1,455

Equipment, net of accumulated depreciation of $178                 315

Intangible assets, net of accumulated amortization of $611         875
                                                               --------
                                                              $  2,645
                                                               ========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
 Accounts payable                                             $  7,096
 Loans payable - shareholders                                   25,624
                                                               -------
        Total current liabilities                               32,720

Stockholders' deficit:
 Preferred stock, $.0001 par value, 1,000,000 shares
  authorized; 0 shares issued and outstanding                     -
 Common stock, $.0001 par value, 25,000,000 shares
  authorized; 3,709,570 shares issued and outstanding              371
 Additional paid-in-capital                                       3,011
 Accumulated deficit                                            (33,457)
                                                               ---------
        Total stockholders' deficit                             (30,075)
                                                               ---------
                                                              $   2,645
                                                               =========

                       See notes to financial statements.

                         CASTLE & MORGAN HOLDINGS, INC.

                            STATEMENTS OF OPERATIONS



                                               Six months ended                Three months ended
                                          -----------------------------   ----------------------------
                                          June 30, 2004   June 30, 2003   June 30, 2004  June 30, 2003
                                          --------------  -------------   -------------  -------------

Net sales                                 $      -        $      942      $     -       $      -
                                           ------------    ------------    ------------   ------------

Operating expenses:
 General and administrative                    12,219          2,566          11,406          1,710
 Depreciation and amortization                    745          1,468             266            735
                                           ------------    ------------    ------------   ------------
Total operating expenses                       12,964          4,034          11,672          2,445
                                           ------------    ------------    ------------   ------------

Net loss                                  $   (12,964)    $   (3,092)     $  (11,672)   $    (2,445)
                                           ============    ============    ============   ============

Net loss per share - basic and diluted:   $     (0.00)    $    (0.00)     $    (0.00)   $     (0.00)
                                           ============    ============    ============   ============

Weighted average common shares outstanding
     basic and diluted                      3,534,275      3,534,275       3,534,275      3,534,275
                                           ============    ============    ============   ============







                       See notes to financial statements.

                         CASTLE & MORGAN HOLDINGS, INC.

                            STATEMENTS OF CASH FLOWS

                                                 Six months ended
                                          -----------------------------
                                          June 30, 2004   June 30, 2003
                                          --------------  -------------
Cash flows from operating activities:
 Net loss                                 $   (12,964)    $     (647)
                                           -------------   ------------
Adjustments to reconcile net loss to
 net cash used in operating activities:
 Depreciation and amortization                    745            732
 Changes in operating assets and
  liabilities:
 Decrease in accounts payable                    (351)        (1,502)
                                           -------------   ------------
Total adjustments                                 394           (770)
                                           -------------   ------------
Net cash used in operating activities         (12,570)        (1,417)
                                           -------------   ------------

Cash flows from financing activities:
 Capital contribution                            -             1,000
 Loan from shareholder                         12,020           -
                                           -------------   ------------
Net cash provided by financing activities      12,020          1,000
                                           -------------   ------------

Net decrease in cash and cash equivalents        (550)          (417)
Cash at beginning of year                       1,668          1,042
                                           -------------   ------------
Cash and cash equivalents at end
 of period                                $     1,118     $      625
                                           =============   ============

Supplemental cash flow information:

 Cash paid during the year for:
  Interest                                $      -        $     -
                                           =============   ============
  Income taxes                            $      -        $     -
                                           =============   ============


                       See notes to financial statements.

                         CASTLE & MORGAN HOLDINGS, INC.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS



1. BASIS OF PRESENTATION

          The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures required for annual financial statements have been condensed or omitted. The Company's management believes that all adjustments necessary to present fairly the Company's financial position as of June 30, 2004 and the results of operations and cash flows for the three and six month periods ended June 30, 2004 and 2003 have been included and that the disclosures are adequate to make the information presented not misleading.


2. LOANS PAYABLE - SHAREHOLDERS

         During the quarter ended June 30, 2004, Internet Finance International Corporation, a shareholder and a company wholly owned by the Company's President, loaned the Company $12,020. The loan is payable on demand and bears no interest.

2.           Management's Discussion and Analysis Or Plan Of Operation

Castle & Morgan Holdings, Inc. (the "Company") filed its Fourth Amendment to its Form SB-2 Registration Statement on June 22, 2004 and received an effective date of June 23, 2004. Such amended filing contained a relatively extensive discussion regarding the Company's Plan of Operation. Owing to the fact that less than two (2) months have passed since preparation of such Management's Discussion and Analysis ("MD&A"), we are repeating certain relevant portions thereof with only a minor change in the second paragraph to the subsection entitled "Overview" in order to reflect net loss through June 30, 2004. Such MD&A reads as follows:

We were incorporated under the Laws of the State of Delaware in June 2003 and were inactive until December 18, 2003 at which time Festive World LLC (hereinafter "Festive"), a New York Limited Liability Company, was merged into us.

Overview
--------

Since 1999, Festive has been engaged in operating an e-commerce website (www.festiveworld.com) currently selling videos on a *reseller basis to the general public with a focus toward adult oriented content. Visitors to our website can purchase a multitude of video selections focusing on adult oriented content in both VHS and DVD formats. When a visitor selects a movie to purchase, they are actually purchasing the video thru our wholesale partner TLA Video, through our privately branded website having the look and feel of festiveworld.com. The Company currently generates revenue solely through this source and earns commissions ranging between approximately 6% - 13% per movie sold.

During calendar year ended December 31, 2003 we incurred a net loss of ($20,322) as compared to a net loss of ($12,293) for calendar year ended December 31, 2002. During six month period ended June 30, 2004, C&M incurred a further net loss of $12,964 as compared to a net loss of $3,092 for the six month period ended June 30, 2003.

* A "resale" is the ability of an entity that has not constructed a network of its own (Castle & Morgan) to offer to end users services located on a network built by another (TLA). In our instance, reselling by the Company on behalf of TLA Video is simply conducted online through the Company's website festiveworld.com which directs the purchaser to a private labeled website by TLA Video that takes the order, processes the customers' credit card and ships out the respective package, for which Castle & Morgan receives a commission.

Method Of Obtaining Visitor Traffic To Our Website
--------------------------------------------------

The method by which we obtain visitor traffic to our website is done in a three-fold manner: (1) by listing our website festiveworld.com in major search engines such as yahoo, google, webhound and others; (2) by subscribing to pay-per-search services such as Overture, whereby we pay for visitor traffic selecting specific keywords or topics and pay Overture a nominal charge on a per-visitor or per-click charge; and (3) we obtain traffic from the general public from public announcements and press releases.

Trends Towards Increased On-Line Internet Purchases
---------------------------------------------------

Current trends are showing increasing purchases being made on-line through a host of online venues, including large and small e-commerce companies commonly referred to as e-tailers. The rapid growth and public acceptance of the internet as a medium for convenient and price effective shopping has been increasing yearly as a factor of increasing broadband capacities of internet service providers, increasing security available on the internet, increased number of users utilizing the internet, and the wider array of choices available.

Increased Internet Competition And Uncertainties Related To Evolving Internet Market
--------------------------------------------------------------------------------

However, with this increased business and larger audience, the internet and the drive to increase revenues and capture a larger audience to sell to through the internet has created an environment of increasing competition. Many companies such as Amazon, eBay and others sell videos and a wide assortment of other products over the internet and have significantly more resources than our Company. The increased level of competition may require the Company to embrace significant marketing and advertising expenses in order to increase visitor traffic to our website so as to increase potential revenue.

Our Company is subject to the risks and uncertainties frequently encountered by companies in the new and rapidly evolving market for internet products and services. These risks include the failure to develop and extend the Company's brands, the non-acceptance or rejection of the Company's services and products by consumers, vendors, sponsors and/or advertisers and the inability to maintain and increase the levels of traffic on our online services.

Plan Of Operations

a.       General
         -------

The extent of our operations over the next twelve (12) months will be determined by public acceptance of our product and our ability to market same. While we cannot predict exactly what our level of activity will be over the next 12 months, past experience leads us to believe that available capital resources will be adequate to fund working capital requirements for the 12 month period commencing April 1, 2004.

We will attempt to not incur any cash obligations that we cannot satisfy with known resources, which are currently severely limited.

The Company does not believe that period-to-period comparisons of its operating results are necessarily meaningful nor should they be relied upon as reliable indicators of future performance, thus making it difficult to accurately forecast quarterly and annual revenues and results of operations. In addition, our operating results are likely to fluctuate significantly from quarter to quarter, and year-to-year, as a result of several factors, many of which are outside our control, and any of which could materially harm our business. These factors include:

     o   fluctuations in the demand for advertising or electronic commerce;

     o the unpredictability of our success in any new revenue and cost reduction initiatives;

     o volatility in the media market is general and the high number of companies decreasing their marketing budgets;

     o   changes in the level of traffic on our websites; and

     o   fluctuations in marketing expenses and technology infrastructure costs.

Our revenues for the foreseeable future will remain primarily dependent on user traffic levels and advertising activity on our website(s). As aforesaid, future revenues are difficult to forecast. The Company may be unable to adjust spending quickly enough to offset any unexpected reduction in revenues in a particular quarter or year, which may materially adversely effect our business, financial condition and results of operations.

b.       The TLA Agreement
         -----------------

The Company's business model and how it generates revenue is as a reseller of TLA Video.

Revenue generation is accomplished by referring customers through our festiveworld.com website to purchase products from TLA Video's festiveworld affiliate e-commerce website that has the look and feel of festiveworld.com. For each customer that purchases a product from TLA Video via the festiveworld.com website, we earn a commission. The manner in which festiveworld acquires customers is through search engines and when deployed, pay-per-click advertising and/or banner advertising programs on other websites. For instance, when a person does a search on google.com, one of the world's leading search engines, for "festive videos" our website URL www.festiveworld.com appears as being one of the relevant selections for that search term. By clicking on the URL festiveworld.com - it directs the person to our website where they can select and purchase any one or several videos out of a large selection of adult, gay, lesbian and mainstream videos. If for instance, somebody purchases a video for $30.00 and our commission rate for that product is ten percent (10%), we would receive a commission of $3.00. Since we do not hold inventory, take possession, nor transact the actual credit card purchase, our revenues are solely based upon commission based revenue. For additional information regarding our agreement with TLA Video, see Business - General and the TLA Agreement filed as an Exhibit to our Registration Statement.

c.       Expansion Plans
         ---------------

We may wish to expand our business activities through acquisitions of complimentary or ancillary business(es) in order to attempt to compliment or "niche" of adult oriented material. Currently, our websites focus is geared towards videos and music ("Content") in order to offer and provide offering alternative content for the gay, lesbian and bi-sexual marketplace. Our expansion plans may include the partnering, licensing, acquiring, or merging with other companies that have access to Content, or are actively involved in facilitation of the sale, development, licensing, creation, or delivery of Content. While we may not be able to readily find companies of this nature as it relates to Content, we may seek alternatives outside the scope of this immediate focus in an attempt to increase shareholder value and to otherwise diversify the Company's business focus and potential for revenue or profits.

As heretofore indicated in Risk Factor 7 to our Registration Statement, these plans, if implemented, would require additional sources of funds or sale of C&M equity securities (the latter of which would dilute existing shareholder interests). To date, we have not identified or targeted any firms for acquisitions or other forms of business combinations.

Results of Operations for the Six Months ended June 30, 2004 in Comparison to the Six Months Ended June 30, 2003
------------------------------------------------------------------------------

Net sales for six months ended June 30, 2004 decreased by 100% from the comparative period ended June 30, 2003 (from $942 to $0). Total operating expenses increased by approximately 221% from $4,034 for the six months ended June 30, 2003 to $12,964 for the six months ended June 30, 2004. The primary reason for the increase in operating expenses resulted from an increase in professional fees, incurred from the filing our registration statement, from $0 to $9,174. As a result of the above, net loss for the six months ended June 30, 2004 increased by approximately 319% from ($3,092) to ($12,964).

Net sales have decreased (as indicated above) due to our being in a transition phase. The decrease in comparative revenues (from $942 to $0) is principally due to the Company narrowing its focus to only being an affiliate reseller of TLA Video. Due to the increased competition for the sale of videos, DVD's and the like over the Internet, coupled by the increasing costs of advertising and marketing, we were not able to promote and market our products (and website) at the same level and budget as during the previous quarter.

Liquidity
---------

As of August 9, 2004 we had $1,055 in cash.

We anticipate that our available capital resources will be adequate to fund our working capital requirements based upon our present level of operations for the 12-month period subsequent to July 1, 2004. However, unanticipated future events may cause us to seek additional working capital sooner. A shortage of capital would affect our ability to fund our working capital requirements. If we require additional capital, funds may not be available on acceptable terms, or at all. In addition, if we raise additional capital through the sale of equity securities, the issuance of these securities could dilute existing shareholders. If funds are not available, this could materially adversely affect our financial condition and results of operations.

We do not have any credit facilities or other commitments for debt or equity financing. No assurance can be given that financing, when needed, will be available. To date, we have not sought any funding source and have not authorized any person or entity to seek out funding on our behalf.

To meet commitments that are greater than 12 months in the future, we will have to operate our business in such a manner as to obtain public acceptance of and demand for our products. There does not currently appear to be any other viable source of long-term financing except that management may consider various sources of debt and/or equity financing if same can be obtained on terms deemed reasonable to management.

Absent available financing, our President will loan the Company monies as needed. No formal written arrangement exists with our President committing to advance funds, however he has orally agreed to do so and during the quarter ended June 30, 2004, Internet Finance International Corporation, a shareholder and a company wholly owned by our President, loaned the Company $12,020.

Further and in terms of the Company's liquidity, management (Mr. Kern) will continue to loan capital to the Company on an as needed basis until operations have been stabilized and positive cash flow has been achieved and/or financing from outsides sources is obtained to further sustain the Company's operations. Considering the Company's low cost of operation and low overhead, management is confident that it will have the available financial resources by revenues, financing and/or loans from Mr. Kern to continue with our operations.

In addition, the Company may, upon acceptance by any one of our vendors and/or service providers, make payment in the form of Company's securities so long as permissible under securities law. Lastly, increased sales activity may offset the needed working capital and reduce the need to adequately further fund working capital requirements.

Item 3.           Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management (consisting solely of our President) conducted an evaluation of our "disclosure controls and procedures" (as defined in the General Rules and Regulations under the Securities Exchange Act of 1934 at Rules 13a-15 and 15d-15). Based on managements evaluation, it was concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that all material information required to be filed in this Quarterly Report on Form 10-QSB has been made known to him in a timely fashion.

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date set forth above.

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings:        None

Item 2.           Changes in Securities and Small Business Issuer Purchases of
                  Equity Securities:        None

Item 3.           Defaults Upon Senior Securities:  None

Item 4.           Submission of Matters to a Vote of Shareholders

None through June 30, 2004. Thereafter and on July 11, 2004 the Company adopted a resolution, by consent from the Board of Directors and certain principal stockholders of the Company, (constituting a majority of all outstanding shares entitled to vote) to amend the Company's Articles of Incorporation to increase the authorized shares of Common Stock, par value $.001 per share, from 25,000,000 to 100,000,000.

Item 5.           Other Information:        None

Item 6.           Exhibits and Reports on Form 8-K

                  a.       8-K: None

                  b.       Exhibit

                           31 Section 302 Certification of Chief Executive Officer and Chief Financial Officer

                           32 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act Of 2002

                                    SIGNATURE


         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:   August 20, 2004
         Melville, New York

                                      CASTLE & MORGAN HOLDINGS, INC.
                                                (Registrant)

                                  /s/ Christopher Kern
                                      ------------------------------------------
                                      Christopher Kern, Chief Executive Officer,
                                      Principal Executive Financial and
                                      Accounting Officer