Form 10QSB
period 2004-09-30
CASTLE & MORGAN HOLDINGS INC
filed 2004-11-15
CIK 1278129

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-QSB

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

[     ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                       COMMISSION FILE NUMBER: 333-112754

                         Castle & Morgan Holdings, Inc.
              (Exact name of Small Business Issuer in its Charter)


          Delaware                                     32-0104570
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                       1175 Walt Whitman Road - Suite 100
                            Melville, New York 11747
                                  631-424-9009
                    (Address of principal executive offices)


                                  631-424-9009
                           (Issuer's telephone number)

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,809,570 shares of Common Stock, as of November 11, 2004.


Transitional Small Business Disclosure Format (check one): Yes [   ]   No [ X ]

                              Table of Contents


                                                                    Pages
PART 1.  FINANCIAL INFORMATION

Item 1   Financial Statements                                   F1 through F4

Item 2   Management's Discussion and Analysis or Plan
         of Operations                                               2

Item 3   Controls and Procedures                                     7

PART II. OTHER INFORMATION                                           7

Item 1   Legal Proceedings                                           7

Item 2   Unregistered Sale of Equity Securities and Use
         of Proceeds                                                 7

Item 3   Defaults Upon Senior Securities                             7

Item 4   Submission Of Matters To A Vote Of Security Holders         8

Item 5   Other Information                                           8

Item 6   Exhibits and Reports on Form 8-K                            8

Signature                                                            8

PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements


                         CASTLE & MORGAN HOLDINGS, INC.
                                  BALANCE SHEET

                                   (Unaudited)

                               September 30, 2004

                                     ASSETS

Current assets:
 Cash and cash equivalents                                   $    1,298
                                                              ----------
    Total current assets                                          1,298

Equipment, net of accumulated depreciation of $260                  233

Intangible assets, net of accumulated amortization of $779          707
                                                              ---------
                                                             $    2,238
                                                              =========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
 Accounts payable                                            $   16,609
 Loans payable - shareholders                                    39,624
                                                              ---------
    Total current liabilities                                    56,233

Stockholders' deficit:
 Preferred stock, $.0001 par value, 1,000,000
  shares authorized; 0 shares issued and outstanding               -
 Common stock, $.0001 par value, 25,000,000 shares
  authorized; 3,709,570 shares issued and outstanding               371
 Additional paid-in-capital                                       3,011
 Accumulated deficit                                            (57,377)
                                                              ----------
    Total stockholders' deficit                                 (53,995)
                                                              ----------
                                                             $    2,238
                                                              ==========

                       See notes to financial statements.

                         CASTLE & MORGAN HOLDINGS, INC.

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)



                                       Nine months ended     Three months ended
                                     ---------------------   -------------------
                                         September 30,          September 30,
                                     ---------------------   -------------------
                                        2004       2003        2004      2003
                                      --------   -------      ------    ------
Net sales                            $   -      $    942     $   -     $  -
                                      -------    -------      ------    ------

Operating expenses:
 General and administrative            33,888      3,032       21,669      466
 Depreciation and amortization            995      1,867          250      399
                                      -------    -------      -------    ------
Total operating expenses               34,883      4,899       21,919      865
                                      -------    -------      ------    ------

Net loss                            $ (34,883)  $ (3,957)    $(21,919) $  (865)
                                     ========    =======      =======   =======

Net loss per share - basic
 and diluted:                       $   (0.01)  $  (0.00)    $  (0.01) $ (0.00)
                                     ========    =======      =======   =======

Weighted average common shares
 outstanding
   basic and diluted                3,709,570   3,527,801   3,709,570  3,527,801
                                    =========   =========   =========  =========


                        See notes to financial statements

                         CASTLE & MORGAN HOLDINGS, INC.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                    Nine months ended
                                                   ---------------------
                                                      September 30,
                                                  ---------------------
                                                    2004        2003
                                                  --------     -------
Cash flows from operating activities:
 Net loss                                        $ (36,884)  $ (3,957)
                                                  --------    -------
 Adjustments to reconcile net loss to
  net cash used in operating activities:
  Depreciation and amortization                        995      1,866
 Changes in operating assets and liabilities:
  Decrease in accounts receivable                      337       -
  Increase in accounts payable                       9,162         51
                                                  --------    -------
     Total adjustments                              10,494      1,917
                                                  --------    -------
Net cash used in operating activities              (26,390)    (2,040)
                                                  --------    -------
Cash flows from financing activities:
 Capital contribution                                 -         1,000
 Loan from shareholder                              26,020      5,000
                                                  --------    -------
Net cash provided by financing activities           26,020      6,000
                                                  --------    -------
Net (decrease) increase in cash and
 cash equivalents                                     (370)     3,960
Cash at beginning of year                            1,668      1,042
                                                  --------    -------
Cash and cash equivalents at end of period       $   1,298   $  5,002
                                                  ========    =======

Supplemental cash flow information:

Cash paid during the year for:
   Interest                                      $    -      $   -
                                                  ========    =======
   Income taxes                                  $    -      $   -
                                                  ========    =======

                       See notes to financial statements.

                         CASTLE & MORGAN HOLDINGS, INC.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS



1. BASIS OF PRESENTATION

          The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures required for annual financial statements have been condensed or omitted. The Company's management believes that all adjustments necessary to present fairly the Company's financial position as of September 30, 2004 and the results of operations and cash flows for the three and nine month periods ended September 30, 2004 and 2003 have been included and that the disclosures are adequate to make the information presented not misleading.

2. LOANS PAYABLE - SHAREHOLDERS

         During the quarter ended September 30, 2004, Internet Finance International Corporation, a shareholder and a company wholly owned by the Company's President, loaned the Company $14,000. The loan is payable on demand and bears no interest.

3. SUBSEQUENT EVENT

         In November 2004, in accordance with the terms and conditions of a Financial Advisory and Investment Banking Agreement, the Company issued 100,000 shares of common stock.

Item 2.           Management's Discussion and Analysis Or Plan Of Operation

Castle & Morgan Holdings, Inc. (the "Company") filed its Fourth Amendment to its Form SB-2 Registration Statement on June 22, 2004 and received an effective date of June 23, 2004. Such amended filing contained a relatively extensive discussion regarding the Company's Plan of Operation. Owing to the fact that less than five (5) months have passed since preparation of such Management's Discussion and Analysis ("MD&A"), we are repeating certain relevant portions thereof with only a minor change in the second paragraph to the subsection entitled "Overview" in order to reflect net loss through September 30, 2004. Such MD&A reads as follows:

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

During calendar year ended December 31, 2003 we incurred a net loss of ($20,322) as compared to a net loss of ($12,293) for calendar year ended December 31, 2002. During the nine month period ended September 30, 2004, C&M incurred a further net loss of $34,883 as compared to a net loss of $3,957 for the nine month period ended September 30, 2003.

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

Plan Of Operations

a.       General

The extent of our operations over the next twelve (12) months will be determined by public acceptance of our product and our ability to market same. While we cannot predict exactly what our level of activity will be over the next 12 months, past experience leads us to believe that available capital resources will be adequate to fund working capital requirements for the 12 month period commencing October 1, 2004.

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

Our revenues for the foreseeable future will remain primarily dependent on user traffic levels and advertising activity on our website(s). As aforesaid, future revenues are difficult to forecast. The Company may be unable to adjust spending quickly enough to offset any unexpected reduction in revenues in a particular quarter or year, which may materially adversely affect our business, financial condition and results of operations.

b.       The TLA Agreement

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

Results of Operations for the Nine Months ended September 30, 2004 in Comparison to the Nine Months Ended September 30, 2003

Net sales for nine months ended September 30, 2004 decreased by 100% from the comparative period ended September 30, 2003 (from $942 to $0). Total operating expenses increased by approximately 612% from $4,899 for the nine months ended September 30, 2003 to $34,883 for the nine months ended September 30, 2004. The primary reason for the increase in operating expenses resulted from an increase in professional fees, incurred from the filing of our registration statement, from $0 to $30,317. As a result of the above, net loss for the nine months ended September 30, 2004 increased by approximately 782% from ($3,957) to ($34,883).

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

Liquidity

As of November 4, 2004 we had $823 in cash.

We anticipate that our available capital resources will be adequate to fund our working capital requirements based upon our present level of operations for the 12-month period subsequent to October 1, 2004. However, unanticipated future events may cause us to seek additional working capital sooner. A shortage of capital would affect our ability to fund our working capital requirements. If we require additional capital, funds may not be available on acceptable terms, or at all. In addition, if we raise additional capital through the sale of equity securities, the issuance of these securities could dilute existing shareholders. If funds are not available, this could materially adversely affect our financial condition and results of operations.

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

Absent available financing, our President will loan the Company monies as needed. No formal written arrangement exists with our President committing to advance funds, however he has orally agreed to do so and during the quarter ended September 30, 2004, Internet Finance International Corporation, a shareholder and a Company wholly owned by our President, loaned the Company $14,000.

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

Item 3.           Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management (consisting solely of our President) conducted an evaluation of our "disclosure controls and procedures" (as defined in the General Rules and Regulations under the Securities Exchange Act of 1934 at Rules 13a-15 and 15d-15). Based on management's evaluation, it was concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that all material information required to be filed in this Quarterly Report on Form 10-QSB has been made known to him in a timely fashion.

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date set forth above.

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings:        None

Item 2.           Unregistered Sale of Equity Securities and Use of Proceeds

                  a. The following equity securities of the Company were issued on November 10, 2004 and were not registered under the Securities Act.

                        i. Issuance of 100,000 restricted shares of common stock issued in accordance with the terms and conditions of a Financial Advisory and Investment Banking Agreement ("Agreement") between the Company and vFinance Investments, Inc. Each of these restricted shares bear a restrictive legend;

                        ii. there were no underwriters involved in the transaction, nor were there any underwriting discounts or commissions paid. Consideration for the issuance of such restricted shares relates directly to a retainer fee for compensation for services under the aforesaid Agreement;

                        iii. the Company claimed exemption from registration in accordance with Section 4(2) as transaction by an issuer not involving a public offering.

                  b. Not Applicable.

                  c. There were no Company repurchases of equity securities
                     during the period covered by this Form 10-QSB.

Item 3.           Defaults Upon Senior Securities:  None

Item 4.           Submission of Matters to a Vote of Shareholders

On July 11, 2004 the Board of Directors and certain principal stockholders of the Company, representing approximately 65.1% of the total issued and outstanding Common Stock, adopting a resolution to amend the Company's Articles of Incorporation to increase the authorized shares of Common Stock from 25,000,000 to 100,000,000. A Preliminary Information Statement, pursuant to
Section 14(C) of the Securities Exchange Act of 1934 and Rule 14C-2 thereunder was filed with the SEC on August 10, 2004 and the Definitive Information Statement was filed with the SEC on November 15, 2004.

The above-referenced resolution will become effective 21 calendar days after the mailing of the Definitive Information Statement.

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


Dated:   November 15, 2004
         Melville, New York

                     CASTLE & MORGAN HOLDINGS, INC.
                              (Registrant)

/s/ Christopher Kern
--------------------------------------------------------------
Christopher Kern, Chief Executive Officer, Principal Executive
Financial and Accounting Officer