Form 10KSB
period 2004-12-31
CASTLE & MORGAN HOLDINGS INC
filed 2005-02-22
CIK 1278129

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

  (Mark One)
  [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

  [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _______  to _______

Commission file number 333-117495

                         CASTLE & MORGAN HOLDINGS, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

                  Delaware                                  32-0104570
------------------------------------------------      -------------------------
(State or other jurisdiction of incorporation or         (I.R.S. Employer
                    organization)                      Identification No.)

              1175 Walt Whitman Road
                Melville, New York                            11747
------------------------------------------------       ----------------------
       (Address of principal Executive Offices)             (Zip Code)

                     Issuer's Telephone Number: 631-424-9009

Securities registered under Section 12(g) of the Act:

                     Common Stock par value $.001 per share

Securities registered under Section 12(b) of the Act:         None

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No ___
   -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State Issuer's revenues for its most recent year: $ 144.00 as of December 31, 2004.

The number of shares outstanding of each of the Registrant's classes of common stock, as of December 31, 2004 is 3,809,570 shares, all of one class, $.0001 par value per share. Of this number, 634,986 shares were held by non-affiliates of the Registrant.

vFinance Investments, Inc, the firm who submitted the Company's Rule 211 to the NASD was cleared by the NASD to submit a quote of $0.05 bid $0.10 ask on the OTCBB for the Company's common stock on November 15, 2004. Since such date through February 17, 2005, such common shares only traded on five (5) trading dates with an aggregate trading volume of 50,000 shares. Accordingly, no established trading market exists and therefore, there is no aggregate "market value" to be indicated for such shares. The "value" of the 634,986 shares held by non-affiliates, based upon the book value as of December 31, 2004 is $-0-.

*Affiliates for the purpose of this item refers to the Registrant's officers and directors and/or any persons or firms (excluding those brokerage firms and/or clearing houses and/or depository companies holding Registrant's securities as record holders only for their respective clienteles' beneficial interest) owing 5% or more of the Registrant's common stock, both of record and beneficially.

                   ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes__________No_________ NOT APPLICABLE



                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents are herewith incorporated by reference: NONE

Transitional Small Business Disclosure Format
         [  ] Yes  [  ] No

Item 1   DESCRIPTION OF BUSINESS

         Castle & Morgan Holdings, Inc. was incorporated under the name of Festiveworld Corp. in the State of Delaware on June 12, 2003, changed its name to its current name on December 11, 2003 and was inactive until December 18, 2003 when Festive World, LLC, a New York limited liability company ("Festive") was merged with and into Castle and Morgan Holdings, Inc. in a reverse merger. Festive has been engaged, since 1999, in operating an e-commerce website reselling videos to the general public, with a focus towards content related to the gay & lesbian community (GL community) until November 2003 when the Company redirected its focus towards the reselling of mainstream video/dvd/cd titles from artists world-wide. Festive's operations are now our operations. We are focused on providing a unique mix and a wide variety of video selections across a large multitude of genres not commonly found in retail stores.

         We may refer to ourselves in this document as "the Company,", "C&M", "we," or "us." All references to our operations include Festive's operations. Our principal executive offices are located at 1175 Walt Whitman Road - Suite 100, Melville, New York 11747 and our telephone number at that address is 631-424-9009.

General

         Our primary e-commerce website through which the Company generates sales and places orders is, www.FestiveWorld.com, and that site serves as the portal that resells videos provided by our distributor - TLA Video (i.e., our product distribution method for products sold by us is conducted through our sourcing vendor, TLA Video. Products sold through festiveworld.com are transactions whereby the order is directly placed through our private label website with TLA Video, who then takes the responsibility of processing the credit card of the purchaser in additional to fulfilling the customers order by any shipping means selected or conducted in the normal course of business. All of our business is transacted through our internet website festiveworld.com (a domain name and trademark owned by us).

         We have established a reseller relationship with TLA video which provides us commissions on each sale that we generate. We only recognize our commission and not the entire sale as revenue. Our Agreement with TLA reduces our need for product inventory, order tracking, liability for returns and credit card allowances, as well as all related, shipping, handling, stocking and order processing. Basically, we place orders through a website that gets directed to TLA and TLA completes all ordering, fulfillments, packaging, shipping and credit card billing with them paying us a commission on each sale.

         The TLA Agreement is a non-exclusive right to host and/or direct the traffic of festiveworld.com to a private labeled website managed by TLA that takes the customers' order and provides the Company with a commission, based upon price, promotion, genre and type of content, as well as commission schedule of TLA Video as determined by inventory, sales and current market demand. The Company has received commissions ranging between $10 - $100 (typically received every 2 - 3 months) based upon sales that are generated by the Company.

         There are a number of video wholesalers that offer reseller and affiliate programs similar to TLA Video that we believe can quickly replace the services and relationship provided by TLA, if necessary. Some of these competitors include, but are not limited to, Columbia House, Amazon and Crown Video. While the loss of TLA will create limited downtime in reference to the Company's ability to resell products, we believe that we would be able to re-launch our website within a matter of 5 to 10 business days at an expense of $3,000 -$10,000 in programming and web development costs.

         Castle & Morgan does not own any patents, franchises or concessions, nor does it have any royalty arrangements or labor contracts. However, the Company does own the trademark "festiveworld.com" in addition to having a non-exclusive resellers agreement with our video sourcing vendor TLA Video (as indicated above) which provides us the privilege to resell their videos on a commission basis. The Agreement with TLA Video has an open term until cancelled by either party. In the course of our operations and managing our website and reselling videos on behalf of our sourcing vendor, there are no governmental approvals or licenses that are required to operate such business.

Our Market

         Management believes that despite the bursting of the Internet bubble several years ago, marketing on the Internet can be a viable way to generate revenues in our market niche. We believe that there is such as wide audience to cater to on a global basis that penetrating a mere fraction of a percent of our market has the potential to generate significant sales.

Market Description

         According to a recent study by the PEW Research Center and in a paper published in January 2005, the global Internet population is estimated to be between 700 - 800 million users with an estimated 120 million US based users. Approximately half of the Internet population conduct searches using popular search engines such as Yahoo, Google, and AltaVista on a daily basis, with one of the top search categories being commerce and/or product related.

         To this end, we believe that e-commerce is here to stay and the increasing Internet population, expected to grow in excess of 1 Billion users world-wide by year-end 2006, provides an opportunity to e-commerce companies with a specific product mix and a vast target market, and in many instances a niche market, to generate sales and participate in the global e-commerce economy.

Competition

         We face intense competition from other e-commerce firms, both targeted and generalized as well as from non-web based firms addressing the needs of online consumers and offering a wide variety of videos both over the internet and in publications targeted to most consumer segments. Many of the firms with which we will compete are substantially larger and possess substantially greater name recognition and financial resources than we do. We will compete primarily on the basis of maintaining our web site to serve the particular needs of our target market.

         We believe our competitive advantages (if any) lie in our common upbeat name "festiveworld.com", the level of flexibility and timeliness that the Company can make decisions and changes in accordance with our industry, preferences of our customers and our low cost overhead and operations.

         The Company does not rely upon a single large customer or a high concentration of a few customers. Rather, the Company serves and markets to the general public and relies upon a large number of individual (and sometimes repeat) customers to comprise its sales. While the Company does not have a strong reliance on any one or concentration of a few select customers, marketing to the consumer audience creates the need for advertising and marketing to the general public, which may require significant time and expense with no guaranteed return in sales or customers.

Employees

         At December 31, 2004 we had one employee, Christopher Kern, our President, who devotes approximately twenty (20%) percent of his time to us.

Item 2   DESCRIPTION OF PROPERTY

         Our Company currently maintains its executive offices at 1175 Walt Whitman Road, Suite 100, Melville, N.Y. 11747. These offices are provided to the Company by our President on a rent free month-to-month basis.

Item 3   LEGAL PROCEEDINGS

         We are not party to any pending, or to our knowledge, threatened litigation of any type.

Item 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                     Part II

Item 5   MARKET FOR COMMON EQUITY AND STOCKHOLDER MATTERS

         The Company became subject to Securities Exchange Act Reporting Requirements in June 2004. The symbol "CSMH": has been assigned for our securities although there is no current established market for the shares of our common stock. There can be no assurance that a liquid market for our securities will ever develop. Since clearance for pricing quote on the OTCBB on November 15, 2004 through February 17, 2005, such common shares only traded on five (5) trading dates with an aggregate trading volume of 50,000 shares. Accordingly, no established trading market exists.

         We have never paid any cash dividends on shares of our common sock and do not anticipate that we will pay dividends in the foreseeable future.

         As of the close of business on December 31, 2004, there were 25 stockholders of record of our common stock, and 3,809,570 shares were issued and outstanding.

         We have never repurchased any of our equity securities.

Item 6   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         Castle & Morgan Holdings, Inc. (the "Company") filed its Fourth Amendment to its Form SB-2 Registration Statement on June 22, 2004 and received an effective date of June 23, 2004.

         The Company was incorporated under the Laws of the State of Delaware in June 2003 and were inactive until December 18, 2003 at which time Festive World LLC (hereinafter "Festive"), a New York Limited Liability Company, was merged into Castle & Morgan Holdings, Inc..

Overview

         Since 1999, Festive has been engaged in operating an e-commerce website (www.festiveworld.com) currently selling videos on a *reseller basis to the general public with a focus toward U.S. based and foreign mainstream video titles. Visitors to our website can purchase a wide variety of video selections focusing in both VHS and DVD formats. When a visitor selects a movie to purchase, they are actually purchasing the video thru our wholesale partner TLA Video, through our privately branded website having the look and feel of festiveworld.com. The Company currently generates revenue solely through this source and earns commissions ranging between approximately 6% - 13% per movie sold.

         During calendar year ended December 31, 2004 we incurred a net loss of $44,915 as compared to a net loss of $20,322 for calendar year ended December 31, 2003. During the year ended December 31, 2004, C&M had sales of $114 as compared to sales of $973 for the year ended December 31, 2003.

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

Plan Of Operations

a.       General

         The extent of our operations over the next twelve (12) months will be determined by public acceptance of our product and our ability to market same. While we cannot predict exactly what our level of activity will be over the next 12 months, past experience leads us to believe that available capital resources will be adequate to fund working capital requirements for the 12 month period commencing January 1, 2005.

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

         Revenue generation is accomplished by referring customers through our festiveworld.com website to purchase products from TLA Video's festiveworld affiliate e-commerce website that has the look and feel of festiveworld.com. For each customer that purchases a product from TLA Video via the festiveworld.com website, we earn a commission. The manner in which festiveworld acquires customers is through search engines and when deployed, pay-per-click advertisingand/or banner advertising programs on other websites. For instance, when a person does a search on google.com, one of the world's leading search engines, for "festive videos" our website URL www.festiveworld.com appears as being one of the relevant selections for that search term. By clicking on the URL festiveworld.com - it directs the person to our website where they can select and purchase any one or several videos out of a large selection of mainstream video titles. If for instance, somebody purchases a video for $30.00 and our commission rate for that product is ten percent (10%), we would receive a commission of $3.00. Since we do not hold inventory, take possession, nor transact the actual credit card purchase, our revenues are solely based upon commission based revenue. For additional information regarding our agreement with TLA Video, see Business - General and the TLA Agreement filed as an Exhibit to our Registration Statement.

c.       Expansion Plans

         We may wish to expand our business activities through acquisitions of complimentary or ancillary business(es) in order to attempt to compliment or expand upon or "niche" of selling U.S. based and foreign films online. Currently, our website's focus is geared towards mainstream videos and music ("Content"). Our expansion plans may include the partnering, licensing, acquiring, or merging with other companies that have access to Content, or are actively involved in facilitation of the sale, development, licensing, creation, or delivery of Content. While we may not be able to readily find companies of this nature as it relates to Content, we may seek alternatives outside the scope of this immediate focus in an attempt to increase shareholder value and to otherwise diversify the Company's business focus and potential for revenue or profits.

         As heretofore indicated in Risk Factor 7 to our Registration Statement, these plans, if implemented, would require additional sources of funds or sale of C&M equity securities (the latter of which would dilute existing shareholder interests). To date, we have not identified or targeted any firms for acquisitions or other forms of business combinations.

         Results of Operations for the Twelve Months ended December 31, 2004 in Comparison to the Twelve Months Ended December 31, 2003

         Net sales for twelve months ended December 31, 2004 decreased by 85% from the comparative period ended December 31, 2003 (from $942 to $144). Total operating expenses increased by approximately 112% from $21,295 for the twelve months ended December 31, 2003 to $45,059 for the twelve months ended December 31, 2004. The primary reason for the increase in operating expenses resulted from an increase in general and administrative fees such as legal, accounting and professional fees, which increased from $17,838 to $43,850, for the twelve months ended December 2003 and 2004, respectively. As a result of the above, net loss for the twelve months ended December 31, 2004 increased by approximately 121% from ($20,322) to ($44,915).

         Net sales have decreased (as indicated above) due to our limited marketing budget and visitor traffic to our website festiveworld.com. The decrease in comparative revenues (from $942 to $144) is principally due to the Company narrowing its focus to only being an affiliate reseller of TLA Video. Due to the increased competition for the sale of videos, DVD's and the like over the Internet, coupled by the increasing costs of advertising and marketing, we were not able to promote and market our products (and website) at the same level and budget as during the previous year.

Liquidity

As of February 15, 2004 we had $564 in cash.

         We anticipate that our available capital resources will be adequate to fund our working capital requirements based upon our present level of operations for the 12-month period subsequent to January 1, 2005. However, unanticipated future events may cause us to seek additional working capital sooner. A shortage of capital would affect our ability to fund our working capital requirements. If we require additional capital, funds may not be available on acceptable terms, or at all. In addition, if we raise additional capital through the sale of equity securities, the issuance of these securities could dilute existing shareholders. If funds are not available, this could materially adversely affect our financial condition and results of operations.

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

         Absent available financing, our President can loan the Company monies as needed. No formal written arrangement exists with our President committing to advance funds, however he has orally agreed to do so and during the year ended December 31, 2004, Internet Finance International Corporation, a shareholder and a Company wholly owned by our President, loaned the Company $28,520.

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

Item 7            FINANCIAL STATEMENTS

         The financial statements filed as part of this Annual Report on Form 10-KSB are set forth starting on page F-1.

Item 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         NONE

Item 8A  CONTROLS AND PROCEDURES

         Our President currently serves as both our Chief Executive Officer and Chief Financial Officer (collectively, the "Certifying Officer") and is responsible for establishing and maintaining disclosure controls and procedures for us. He has concluded (based upon he evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this report is accumulated and communicated to management, including our principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

         The Certifying Officer also has indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of his evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

Item 8B  OTHER INFORMATION

         i. On November 15, 2004, the Company filed Definitive 14C Information Statement with the SEC for purposes of amending its Certificate of Incorporation so as to increase the authorized shares of its common stock from twenty five million (25,000,000) to one hundred million (100,000,000). The Amended Certificate of Incorporation annexed as Annex 1 to such Definitive 14C Information Statement was filed with the Delaware Secretary of State on January 12, 2005.

         ii. On November 5, 2004, the Company entered into a Financial Advisory and Investment Banking Agreement with vFinance Investment, Inc. In accordance with such Agreement, the Company issued one hundred thousand shares of its restricted common stock which were valued at ten thousand ($10,000) dollars.

                                    PART III

Item 9            DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Our executive officers and directors are as follows:



Name                         Age                           Title
Christopher Kern             36        Sole Director, President, Chief Executive
                                       Officer and Chairman

Christopher Kern: Mr. Kern has been a professional entrepreneur, business owner and corporate financial advisor and consultant to a wide variety of companies since graduating from the State University of New York at Buffalo in 1991 with a B.S.B.A Degree with a dual major in Management Information Systems and Finance.

         Mr. Kern has held positions with investment banking and financial service firms such as Fisher Francis Trees & Watts/Charter Atlantic (1994-1995), New York, New York, serving as Assistant to the Controller, Compliance Officer; Lehman Brothers (1995-1996), New York, New York, as a Consultant in Investment Banking Group and Support Services; Lightning Internet Services, LLC (1996-2001), Mineola, New York, serving as Vice President and Chief Financial Officer; Internet Finance International Corp (1992-Current), Melville, New York as Chief Executive Officer, President and Founder; and Maximum Ventures, Inc. (2001- Present), Melville, New York, where Mr. Kern serves as Vice President, CFO and Director of Corporate Finance. The latter two firms primarily serve small-medium sized public and private business in technology, software, manufacturing, healthcare and biotechnology sectors by facilitating corporate finance transactions, merger and acquisitions, corporate investor relations and business strategy.

         Mr. Kern currently devotes approximately 20% of his time to the Company's day-to-day business activities and intends to devote such time to Company activities as is reasonable and necessary for the foreseeable future.

Committees of the Board of Directors

         Mr. Kern is currently our only director. Concurrent with having sufficient members and resources, the board of directors will establish an audit committee and a compensation committee. The audit committee will review the results and scope of the audit and other services provided by the independent auditors and review and evaluate the system of internal controls. The compensation committee will manage the stock option plan and review and recommend compensation arrangements for the officers. No final determination has yet been made as to the memberships of these committees or when we will have sufficient members to establish committees.

         All directors will be reimbursed by C&M for any expenses incurred in attending directors' meetings provided that C&M has the resources to pay these fees. C&M will consider applying for officers and directors liability insurance at such time when it has the resources to do so.

Item 10  EXECUTIVE COMPENSATION

                   The following table sets forth, for the last two years, the annual and long-term compensation earned by, awarded to or paid to each person who served as a Chief Executive Officer of the Company during these periods:

...................................................................................................................................
                                                                                Long Term Compensation
                                          Annual Compensation                      Awards            Payouts
                                                                          Restricted   Securities
                        Year                                Other            Stock     Underlying     LTIP
     Name and          Ended                  Bonus         Annual         Award(s)     Options/     Payouts       All Other
Principal Position     Dec 31    Salary ($)    ($)     Compensation ($)       ($)       SARs (#)       ($)      Compensation ($)

Christopher Kern        2004     $ -            -             -                -          -             -              -
   President            2003     $ -_____       -             -                -          -             -              -
...................................................................................................................................

         We currently have no formal written salary arrangement with our president. There were no written arrangements or any compensation paid to officers or directors other than as set forth above.

Item 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth information known to us regarding beneficial ownership of our common stock as of December 31, 2004 by:

     o each person known or believed by us to own, directly or beneficially, more than 5% of our common stock,

     o   each of our directors, and

     o   all of our officers and directors as a group.

         Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below, based on information furnished by the owners, have sole investment and voting power over to the shares.

Name and Address of                     Number of Shares
Beneficial Owner 1                      Beneficially Owned 2    Percent of Class
-------------------                     --------------------    ----------------

3Internet Finance International Corp.       2,384,584                62.59%

Thomas Murphy                                 200,000                 5.25%

Isabel Weeks                                  270,000                 7.09%

Lon Taylor                                    320,000                 8.40%
Officers and Directors
as  a group (1 members)                     2,384,584                62.59%

Item 12  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Our Company maintains its executive offices at 1175 Walt Whitman Road, Melville, New York 11747. See Part I, Item 2 entitled "Description of Property".

         As of December 31, 2004, loans payable to Christopher Kern, our President, amounted to thirty nine thousand five hundred twenty ($39,520) dollars while loans payable to a principal stockholder (Isabel Weeks) amounted to two thousand six hundred four ($2,604) dollars.

Item 13  EXHIBITS, LISTS AND REPORTS ON FORM 8-K

a.       Exhibits

         31.1 CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
         32.1        CERTIFICATION PURSUANT SECTION 906 OF THE SARBANES-OXLEY
                     ACT OF 2002


b. Report on Form 8-K

         NONE

-------------------------------
1     The address for each person is 1175 Walt Whitman Road, Melville, New York
11747.
2     Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of the common stock beneficially owned by them. A person is deemed to be the beneficial owner of securities which may be acquired by such person within 60 days from the date indicated above upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days of the date indicated above, have been exercised. As of December 31, 2004, no options, warrants or convertible securities were issued or outstanding.
3     Internet Finance International Corp. is a corporation wholly owned by the
Company's President, Christopher Kern.

Item 14  PRINCIPAL ACCOUNTANT FEES AND SERVICES

         All fees relating to our principal accountant ($14,000) pertained to assurance services and EDGARIZATION of filings. The accounting firm performed no tax or consulting services for us.

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 22, 2005              /s/ Christopher Kern
                                        -------------------------------
                                     By: Christopher Kern
                                         Sole Director, President, Chief
                                         Executive Officer and Chairman

                         CASTLE & MORGAN HOLDINGS, INC.

                              FINANCIAL STATEMENTS


                                      INDEX



                                                             Page Number

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM           F-1

FINANCIAL STATEMENTS:

Balance Sheet at December 31, 2004                                F-2

Statement of Operations for the years ended
December 31, 2004 and 2003                                        F-3

Statement of Stockholders' Deficit for the years ended
December 31, 2004 and 2003                                        F-4

Statement of Cash Flows for the years ended
December 31, 2004 and 2003                                        F-5

Notes to Financial Statements                                 F-6 to F-10

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Castle & Morgan Holdings, Inc.
Melville, New York

         We have audited the accompanying balance sheet of Castle & Morgan Holdings, Inc. as of December 31, 2004 and the related statements of operations, stockholder' deficit and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, the financial position of Castle & Morgan Holdings, Inc. as of December 31, 2004 and the results of its operations, stockholders' deficit and its cash flows for the years ended December 31, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.

         The accompanying financial statements have been prepared assuming that Castle & Morgan Holdings, Inc. will continue as a going concern. As discussed in
Note 2(a) to the financial statements, the Company has negative working capital of $59,419 and a stockholders' deficit of $58,693 and has incurred operating losses which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2(a). The financial statements do not include adjustments that might result from the outcome of this uncertainty.


                                            /s/Sherb & Co., LLP
                                               Certified Public Accountants

New York, New York
February 16, 2005

                         CASTLE & MORGAN HOLDINGS, INC.

                                  BALANCE SHEET

                                December 31, 2004



                                     ASSETS

Current assets:
 Cash and cash equivalents                                $     324
 Accounts receivable                                             65
                                                           ---------
    Total current assets                                        389

Equipment, net of accumulated
 depreciation of $260                                           151

Intangible assets, net of accumulated
 amortization of $779                                           575
                                                           ---------
                                                          $   1,115
                                                           =========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
 Accounts payable                                         $  17,684
 Loans payable - shareholders                                42,124
                                                           ---------
    Total current liabilities                                59,808

Stockholders' deficit:
 Preferred stock, $.0001 par value,
  1,000,000 shares authorized; 0 shares
  issued and outstanding                                       -
 Common stock, $.0001 par value, 100,000,000
  shares authorized; 3,809,570 shares issued
  and outstanding                                               381
 Additional paid-in-capital                                  13,001
 Deferred compensation                                       (6,667)
 Accumulated deficit                                        (65,408)
                                                           ---------
    Total stockholders' deficit                             (58,693)
                                                           ---------

                                                          $   1,115
                                                           =========




                       See notes to financial statements.

                         CASTLE & MORGAN HOLDINGS, INC.

                            STATEMENTS OF OPERATIONS





                                                  For the Year Ended
                                                      December 31,
                                               ---------------------------
                                                  2004             2003
                                                ---------        ---------
Net sales                                      $     144        $     973
                                                ---------        ---------

Operating expenses:
 General and administrative                       43,850           17,838
 Depreciation and amortization                     1,209            3,457
                                                ---------        ---------
Total operating expenses                          45,059           21,295
                                                ---------        ---------
Net loss                                       $ (44,915)       $ (20,322)
                                                =========        =========

Net loss per share - basic and diluted:        $   (0.01)       $   (0.01)
                                                =========        =========

Weighted average common shares outstanding
     basic and diluted                          3,724,912        3,534,275
                                                =========        ==========







                       See notes to financial statements.

                         CASTLE & MORGAN HOLDINGS, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                 FROM JANUARY 1, 2003 THROUGH DECEMBER 31, 2004



                                             Common Stock
                                        ---------------------      Additional        Deferred    Accumulated
                                          Shares       Amount     Paid-in Capital  Compensation    Deficit
                                        -----------   -------    ----------------- ------------  ------------

Balance at January 1, 2003                    -       $   -       $     -           $     -      $     -

Contributions to members' equity              -           -             -                 -            -

Amortization of deferred compensation         -           -             -                 -            -

Recapitalization of company              3,527,801        353           -                 -            (171)

Common stock issued for services           181,769         18          3,011              -            -

Net loss                                      -           -             -                 -         (20,322)
                                         ---------     -------     ------------      -----------    --------
Balance  at December 31, 2003            3,709,570        371          3,011              -         (20,493)

Common stock issued for services           100,000         10          9,990           (10,000)        -

Amortization of deferred compensation         -           -             -                3,333         -

Net loss                                      -           -             -                 -         (44,915)
                                         ---------     -------     ------------      -----------    --------
Balance  at December 31, 2003            3,709,570    $   371     $    3,011        $   (6,667)  $  (13,001)
                                         =========     =======     ============      ===========    ========


                                                                     Members' Equity
                                        -------------------------------------------------------------------------
                                                                     Deferred                         Accumulated
                                           Units       Amount      Compensation      Contributions      Deficit        Total
                                        -----------   -------    -----------------   -------------    -----------   ----------
Balance at January 1, 2003               3,527,801   $ 84,592    $    (1,396)       $     -          $  (123,394)   $  (40,198)

Contributions to members equity               -           -             -               38,984              -           38,984

Amortization of deferred compensation         -           -            1,396              -                 -            1,396

Recapitalization of company             (3,527,801)   (84,592)          -              (38,984)          123,394          -

Common stock issued for services              -           -             -                 -                 -            3,029

Net loss                                      -           -             -                 -                 -          (20,322)
                                         ---------     -------     ------------      -----------      -----------   ----------
Balance  at December 31, 2003                 -           -             -                 -                 -          (17,111)

Common stock issued for services              -           -             -                 -                 -             -

Amortization of deferred compensation         -           -             -                 -                 -            3,333

Net loss                                      -           -             -                 -                 -          (44,915)
                                         ---------     -------     ------------      -----------      -----------   ----------
Balance  at December 31, 2003                 -       $   -       $     -           $     -          $      -       $  (58,693)
                                         =========     =======     ============      ===========      ===========   ==========






                       See notes to financial statements.

                         CASTLE & MORGAN HOLDINGS, INC.

                            STATEMENTS OF CASH FLOWS




                                                   For the Year Ended
                                                      December 31,
                                                  --------------------
                                                   2004         2003
                                                  -------     --------
Cash flows from operating activities:
 Net loss                                        $(44,915)   $(20,322)
                                                  -------     -------
 Adjustments to reconcile net loss to
  net cash used in operating activities:
  Depreciation and amortization                     1,209       3,457
  Stock issued for services                         3,333       3,029
  Changes in operating assets and
   liabilities:
  Decrease in accounts receivable                     272        -
  Increase in accounts payable                     10,237       2,562
                                                  -------     -------
     Total adjustments                             15,051       9,048
                                                  -------     -------
Net cash used in operating activities             (29,864)    (11,274)
                                                  -------     -------

Cash flows from financing activities:
 Capital contribution                                -          1,000
 Paydown of stockholder/member loan                  -           (100)
 Loan from shareholder                             28,520      11,000
                                                  -------     -------
Net cash provided by financing activities          28,520      11,900
                                                  -------     -------
Net (decrease) increase in cash and
 cash equivalents                                  (1,344)       626

Cash at beginning of year                           1,668      1,042
                                                  -------     -------
Cash and cash equivalents at end of period       $    324    $ 1,668
                                                  =======     =======

Supplemental cash flow information:
 Cash paid during the year for:
     Interest                                    $   -       $  -
                                                  =======     =======
     Income taxes                                $   -       $  -
                                                  =======     =======

     Common stock issued for future services     $  6,667    $  -
                                                  =======     =======



                       See notes to financial statements.
                                       F-5

                         CASTLE & MORGAN HOLDINGS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
 ------------------------------------------------------------------------------


1. DESCRIPTION OF BUSINESS

                  On June 12, 2003 Festiveworld Corp. ("Corp.") was incorporated under the laws of the State of Delaware. On December 11, 2003 Corp. amended its articles of incorporation to change the name of the company to Castle & Morgan Holdings, Inc. ("Castle" or the "Company").

                  On December 26, 2003, effective December 18, 2003, the Company merged with Festive World LLC ("Festive") a New York State Limited Liability Company. The holders of Festive received 3,527,801 shares of the Company's common stock or 100% of the outstanding shares in the merger.

               The acquisition of Festive World LLC by Castle & Morgan Holdings, Inc. has been accounted for as a reverse acquisition for financial accounting purposes. The reverse merger is deemed a capital transaction and the net assets of Festive (the accounting acquirer) are carried forward to Castle (the legal acquirer and the reporting entity) at their carrying value before the combination. The acquisition process utilizes the capital structure of Castle and the assets and liabilities of Festive are recorded at historical cost. Since the Company had no operations prior to the reverse merger the financials statements of Festive and the Company are being combined for the period from January 1, 2003 through December 31, 2003. In these financial statements, Festive is the operating entity for financial reporting purposes and the financial statements for all periods presented represent Festive's financial position and results of operations. The equity of Castle is the historical of Festive retroactively restated to reflect the number of shares issued in the transaction.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        A. Basis of Presentation - The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. At December 31, 2004, the Company had negative working capital in the amount of $59,419 and a stockholders' deficit of $58,693. The continued existence of the Company is dependent upon the Company's ability to generate positive revenue from the trading of securities or to seek additional financing.

There are no assurances that the Company can develop sources of revenues or obtain additional financing that may be required. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

         B. Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reporting amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

         C. Cash and Cash Equivalents - The Company considers all highly liquid temporary cash investments with an original maturity of three months or less when purchased, to be cash equivalents.

         D. Loss Per Common Share - Net loss per common share is based on the weighted average number of shares outstanding.

         E. Income Taxes - The Company follows Statement of Financial Accounting Standards No. 109 - Accounting for Income Taxes, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

At December 31, 2004, the Company had net operating loss carry-forwards of approximately $62,000 that may be offset against future taxable income through 2023. No tax benefit has been reported with respect to these net operating loss carryforwards in the accompanying financial statements because the Company believes that realization is not likely. Accordingly, the potential tax benefits of the net loss carryforwards are fully offset by a valuation allowance.

The income tax benefit differs from the amount computed at the federal statutory rates of approximately 38% as follows:


                                                      2004             2003
                                                      ----             ----

Income tax benefit at statutory rate              $ 16,000         $  8,000

Change in valuation allowance                      (16,000)          (8,000)
                                                   --------          -------
Total                                             $   -            $   -
                                                   ========          ======

Deferred tax assets (liabilities) at December 31, 2004 are comprised of the following:



                Net operating loss carryforwards           $   23,000
                Allowance                                     (23,000)
                                                              --------
                Net                                        $     -
                                                              =========

If substantial changes in the Company's ownership should occur, there would be an annual limitation of the amount of net operating loss carryforwards that could be utilized by the Company.

         F. Revenue Recognition - The Company follows the guidelines of the Securities and Exchange Commission's Staff Accounting Bulletin No., 104. The Company receives commissions on sales it generates on reselling videos provided by a distributor. Commissions are recognized after revenues from direct sales of products to end-users are recorded; which is when the products are shipped, collection of the purchase price is probable and the distributor has no significant further obligations to the customer.

         G. Equipment - Equipment, consisting of hardware, is stated at cost. Depreciation is computed on a straight-line basis for financial reporting purposes over five years. Depreciation expense for the years ended December 31, 2004 and 2003 was $328 and $329, respectively.

         H. Impairment of Long Lived Assets - The Company reviews long-lived assets to assess recoverability from future operations using undiscounted cash flows. When necessary, charges for impairments of long-lived assets are recorded for the amount by which the present value of future cash flows exceeds the carrying value of these assets. The Company believes that the balance of long-lived assets in the accompanying consolidated balance sheet is appropriately valued.

         I. Fair Value of Financial Instruments - The Company's financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and loans payable - shareholders. As of December 31, 2004, the fair value of these instruments approximated their financial statement carrying amount.

          J. Intangible Assets - Intangible assets, consisting of domain names and website development are stated at cost and are being amortized using the straight line method over the estimated useful lives of the respective assets of three to five years. Amortization expense for the years ended December 31, 2004 and 2003 was $881 and $3,128, respectively.

        K.               Impact of New Accounting Standards -

                SFAS No. 123 (Revised 2004), "Share-Based Payment," issued in December 2004, is a revision of FASB Statement 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123 (Revised 2004) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. This statement is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005 and the Company will adopt the standard in the first quarter of fiscal 2006. The Company has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

                In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets--An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions" ("SFAS 153"). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions," and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for the fiscal periods beginning after June 15, 2005. The Company is currently evaluating the effect that the adoption of SFAS 153 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.


                In January 2003, FASB issued Interpretation No.46, Consolidation of Variable Interest Entities (FIN No.46). This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements., provides guidance for identifying a controlling interest in a variable interest entity established by means other than voting interests. FIN No. 46 also requires consolidation of a variable interest entity by an enterprise that holds such a controlling interest. In December 2003, the FASB completed its deliberations regarding the proposed modification to FIN No.46 and issued Interpretation Number 46R, Consolidation of Variable Interest Entities - an Interpretation of ARB No.51 (FIN No.46R). The decisions reached included a deferral of the effective date and provisions for additional scope exceptions for certain types of variable interests. Application of FIN No.46R is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special - purpose entities for periods ending after December 15, 2003. Application by public entities (other than small business users) for all other types of entities is required in financial statements for periods ending after March 15, 2004. The adoption of FIN No. 46R did not have a material impact on our consolidated financial position, results of operations or cash flows.

3. LOANS PAYABLE - SHAREHOLDERS

                  Loans payable to shareholders bear no interest and are payable on demand.

4. STOCKHOLDERS' DEFICIT

         The Company's certificate of incorporation authorizes the issuance of 25,000,000 shares of common stock, par value $.0001 and 1,000,000 shares of preferred stock, par value $.0001, with designations, rights and preferences determined from time to time by its board of directors. Accordingly, the Company's board of directors is empowered, without stockholder approval, to issue shares of preferred stock with voting, liquidation, conversion, or other rights that could adversely affect the rights of the holders of the common stock. At December 31, 2004, the Company had no shares of preferred stock issued and outstanding.

         An Information Statement was mailed in November 2004 to notify the stockholders that on July 11, 2004, the Company received written consent (the "Written Consent") from certain principal stockholders of the Company holding 2,414,584 shares of common stock representing 65.1% of the total voting issued and outstanding Common Stock adopting resolution to increase the authorized shares of Common Stock from 25,000,000 to 100,000,000.

5. STOCK COMPENSATION

         On November 5, 2004, the Company issued an aggregate of 100,000 shares of restricted common stock in consideration of services to be rendered to the Company. Such shares were valued at an aggregate of $10,000, representing the fair value of the shares issued. The issuances were recorded as deferred compensation and will be amortized as stock based compensation expense over its related term of six months.

            On December 19, 2003, the Company issued an aggregate of 181,769 shares of common stock in consideration of services rendered to the Company. Such shares were valued at an aggregate of $3,029, representing the fair value of the shares issued. The issuances were recorded as stock based compensation expense.