Form 10QSB
period 2005-03-31
CASTLE & MORGAN HOLDINGS INC
filed 2005-05-18
CIK 1278129

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   Form 10-QSB


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005


                       COMMISSION FILE NUMBER: 333-112754

                         Castle & Morgan Holdings, Inc.
              (Exact name of Small Business Issuer in its Charter)


          Delaware                                      32-0104570
-------------------------------               ---------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

                          180 Varick Street, 13th Floor
                            New York, New York 10014
                    (Address of principal executive offices)


                                  310-396-1691
                           (Issuer's telephone number)

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,809,570 shares of Common Stock, as of April 30, 2005.


Transitional Small Business Disclosure Format (check one): Yes |_|    No |X|

                              Table of Contents


                                                                           Pages
PART 1.  FINANCIAL INFORMATION

Item 1   Financial Statements                                               2-6

Item 2   Management's Discussion and Analysis or Plan
         Of Operations                                                        6

Item 3   Controls and Procedures                                              9

PART II. OTHER INFORMATION                                                    9

Item 5   Other Information                                                    9

Item 6   Exhibits                                                             9

Signature                                                                    11

Exhibits

31          Certification of Chief Executive Officer and Principal
            Financial Officer Pursuant to Section 302 of the
            Sarbanes-Oxley Act of 2002                                       12

32          Statement furnished pursuant to Section 906 of the
            Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350               14

          SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

This section and other parts of this Form 10-QSB contain forward-looking statements that are, by their nature, subject to risks and uncertainties. These forward-looking statements include, without limitation, statements relating to our company's operations, economic performance, financial condition, growth and acquisition strategies, investments, and operating plans. Any such statements that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "believe", "expect", "intend", "anticipate", "may", "should", "expects", "plans", "anticipates", "estimates", "predicts", "potential", "continue", "projects" or the negative or other variations or comparable terminology or derivatives thereof denote forward-looking statements. These statements are only predictions and by their nature involve substantial risks and uncertainties, many of which are beyond our control. Thus, actual results may differ materially from those expressed in or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those discussed in Item. 6 of the Company's Form 10-KSB filed on February 8, 2005, Management's Discussion and Analysis or Plan of Operation, under the heading "Risk Factors." Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no obligation to publicly update any of the forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements


                         CASTLE & MORGAN HOLDINGS, INC.
                                  BALANCE SHEET

                                   (Unaudited)

                                 March 31, 2005

                                     ASSETS

Current assets:
 Cash and cash equivalents                                          $     --
                                                                    --------
    Total current assets                                                  --

Equipment, net                                                            --

Intangible assets, net                                                    --
                                                                    --------
Total Assets                                                        $     --
                                                                    ========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
 Accounts payable                                                   $    636
 Loans payable - shareholders                                         52,920
                                                                    --------
    Total current liabilities                                         53,556

Stockholders' Equity:
 Preferred stock, $.0001 par value, 1,000,000
  shares authorized; 0 shares issued and outstanding                      --
 Common stock, $.0001 par value, 25,000,000 shares
  authorized; 3,809,570 shares issued and outstanding                    381
 Deferred Compensation                                                    --
 Additional paid-in-capital                                           38,820
 Accumulated deficit                                                 (92,757)
                                                                    --------
Total stockholders' equity                                           (52,556)
                                                                    --------
Total Liabilities and Stockholders' Equity                          $     --
                                                                    ========

                       See notes to financial statements.

                         CASTLE & MORGAN HOLDINGS, INC.
                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                       Three months ended
                                                            March 31,
                                                 ------------------------------
                                                     2005               2004
                                                 -----------        -----------
Net sales                                        $        --        $        --
                                                 -----------        -----------

Total Income                                              --                 --
                                                 -----------        -----------
Operating expenses:
 General and administrative                           19,956                813
 Depreciation and amortization                            --                479
 Deferred Compensation                                 6,667                 --

Total operating expenses                              25,987              1,292

Other Expenses
 Write-off of assets                                     726                 --

Total Expenses                                        27,349              1,292
                                                 -----------        -----------

Net Loss                                         $   (27,349)       $    (1,292)
                                                 ===========        ===========

Net loss per share-basic
 and diluted:                                    $     (0.01)       $     (0.00)
                                                 ===========        ===========

Weighted average common shares
 Outstanding-basic and diluted                     3,809,570          3,534,275
                                                 ===========        ===========


                        See notes to financial statements

                         CASTLE & MORGAN HOLDINGS, INC.
                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                          Three months ended
                                                                March 31,
                                                        -----------------------
                                                            2005        2004
                                                        ----------- -----------
Cash flows from operating activities:
 Net loss                                               $   (27,349)$    (1,292)
                                                        ----------- -----------
 Adjustments to reconcile net loss to
  net cash used in operating activities:
  Depreciation and amortization                                  --         479
 Changes in operating assets and liabilities:
  Decrease in Accounts Receivable                                65          --
  Decrease in Accounts Payable                              (17,048)       (588)
 Write-Off Deferred Compensation                              6,667          --
                                                        ----------- -----------
Net cash used by operating activities                       (37,665)     (1,401)
                                                        ----------- -----------
Cash Flows from investment activities
 Write-off assets                                               726          --
                                                        ----------- -----------
Net cash provided by investment activities                      726          --
                                                        ----------- -----------
Cash flows from financing activities:
 Additional Paid-In Capital                                  25,819          --
 Additional Shareholder Loans                                13,400
 Repayments to Shareholders                                  (2,604)         --
                                                        ----------- -----------
Net cash provided by financing activities                    36,615          --
                                                        ----------- -----------
Net decrease in cash and
 cash equivalents                                              (324)     (1,401)
Cash at beginning of year                                       324       1,688
                                                        ----------- -----------
Cash and cash equivalents at end of period              $        -- $       287
                                                        =========== ===========
Supplemental cash flow information:

Cash paid during the year for:
   Interest                                             $        -- $        --
                                                        =========== ===========
   Income taxes                                         $        -- $        --
                                                        =========== ===========

                       See notes to financial statements.

                         CASTLE & MORGAN HOLDINGS, INC.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures required for annual financial statements have been condensed or omitted. The Company's management believes that all adjustments necessary to present fairly the Company's financial position as of March 31, 2005 and the results of operations and cash flows for the three month period ended March 31, 2005 and 2004 have been included and that the disclosures are adequate to make the information presented not misleading.

2. ADDITIONAL CAPITAL INVESTMENT

During the quarter ended March 31, 2005, Internet Finance International Corporation ("IFCI"), a shareholder and a company wholly owned by the Company's former President invested additional capital in the Company in the amount of $25,819. No additional shares were issued on account of this investment and the Company is under no obligation to issue any additional shares and does not intend to do so.

3. LOANS PAYABLE - SHAREHOLDERS

During the quarter ended March 31, 2005, IFCI made additional loans to the Company aggregating $13,400 and Company paid off an aggregate of $2,604 of Shareholder Loans. On March 10, 2005, IFCI assigned the remaining loans payable to it by the Company ($52,920) to other shareholders of the Company.

4. DISCONTINUANCE OF PRIOR BUSINESS.

During the quarter ended March 31, 2005, the Company discontinued its business as a reseller of video/dvd/cd titles. As a result of such action, the Company recorded a write-down of $726 relative to the assets related to this business.

5. DEFERRED COMPENSATION.

On March 10, 2005, the Company fully amortized the remaining deferred compensation which it had carried on its balance sheet as of such date in the amount of $6,667.

6.  GOING CONCERN

Since inception, the Company has been considered a development stage company and has generated minimal operating revenues. There is substantial doubt that the Company will generate sufficient revenues during 2005 to meet its operating cash requirements. Accordingly, the Company's ability to continue operations through 2005 depends on its success in obtaining additional capital in an amount sufficient to meet its cash needs. This raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty. At this time, the Company is dependent upon advances from its principal shareholders to satisfy all of its financial requirements. No shareholder has made any commitment to provide such financing.

Item 2.  Management's Discussion and Analysis Or Plan Of Operation

Background

We were incorporated under the Laws of the State of Delaware in June 2003 and were inactive until December 18, 2003 at which time Festive World LLC(hereinafter "Festive"), a New York Limited Liability Company, was merged into us. Since 1999, Festive has been engaged as a reseller of video/dvd/cd titles through its website. From December 2003 until March 2005, we were engaged in the business of acting as a reseller of videos, dvds and cds through our website. From and after March 10, 2005, the Company discontinued its business as a reseller of video/dvd/cd titles.

Plan of Operations

We are a "shell" company that has no specific business plan or purpose other than to engage in a merger or acquisition. We will attempt to locate and negotiate with an operating business entity for the combination of that target with us. The combination will most likely take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances, the target will want to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or 368 of the Internal Revenue Code of 1986, as amended. The Company's business plan now consists of exploring potential targets for a business combination with the Company through a purchase of assets, share purchase or exchange, merger or similar type of transaction. At this time, the Company does not have any specific plans or proposals which relate to or would result in: (a) the acquisition by any person of additional securities of the Company; (b) an extraordinary corporate transaction, such as a merger, reorganization or liquidation, involving the Company or any of its subsidiaries; (c) a sale or transfer of a material amount of assets of the Company or of any of its subsidiaries; (d) any change in the present board of directors or management of the Company, including any plans or proposals to change the number or term of directors or to fill any existing vacancies on the board; (e) any material change in the present capitalization or dividend policy of the Company; (f) any other material change in the Company's business or corporate structure; (g) changes in the Company's charter, bylaws or instruments corresponding thereto or other actions which may impede the acquisition of control of the issuer by any other person; (h) causing a class of securities of the Company to be delisted from a national securities exchange or to cease to be authorized to be quoted in an inter-dealer quotation system of a registered national securities association; (i) a class of equity securities of the Company becoming eligible for termination of registration pursuant to Section 12(g)(4) of the Securities Act; or (j) any similar action to those enumerated above.

We own no real estate and have no full-time employees. We have not had any operations since March 10, 2005 and will not have any operations of our own unless we effect a business combination with an operating business.

Results of Operations for the Three Months ended March 31, 2005 compared to the Three Months Ended March 31, 2004

The Company had no sales for either the three months ended March 31, 2005 or the comparable period ended March 31, 2004. Total general and administrative expenses increased from $813 for the three months ended March 31, 2004 to $19,956 for the three months ended March 31, 2005. The primary reason for the increase in operating expenses resulted from an increase in legal and accounting professional fees. For the three months ended March 31, 2005, the Company fully amortized remaining deferred compensation in the amount of $6,667 and wrote off assets having a carrying value of $726 in connection with the discontinuation of its primary business. As a result of the above, the Company recorded a loss of $27,349 for the three month period ended March 31, 2005 compared with a loss of $1,292 in the comparable period ended March 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2005, the Company had total current assets of $0 and total current liabilities of $53,556. At March 31, 2005, the Company had working capital of ($53,556). As of March 31, 2005, we had an accumulated deficit of $92,757.

Net cash used in operating activities was $37,665 during the three months ended March 31, 2005, consisting of net operating loss of $27,349, a decrease in accounts receivable of $65, a decrease in accounts payable of $17,048 and the amortization of remaining deferred compensation in the amount of $6,667.

Net cash provided by investment activities comprised the write-off of assets utilized in the Company's discontinued line of business with a carrying value of $726.

Net cash provided by financing activities was $36,615 for the three months ended March 31, 2005, which consisted of receipt of additional paid-in capital in the amount of $25,819, additional shareholder loans of $13,400 and repayments to shareholders of $2,604.

It is imperative that the Company raise sufficient capital to satisfy its cash requirements until it can complete a business combination with a target company which may result in the Company becoming a going concern. There is no guarantee that the Company will be able to complete such a transaction within the next 12 months, if at all or that such a transaction will result in the Company becoming a going concern. In the meantime, the Company is dependent upon advances from its principal shareholders to satisfy all of its financial requirements. No shareholder has made any commitment to provide such financing. There can be no assurance that the Company will be able to raise any additional financing, or that financing opportunities, if any, which it may encounter will be on terms favorable to the Company. During the period ended March 31, 2005 and for future periods, the Company will, at a minimum, incur expenses related to compliance with applicable regulatory and financial reporting requirements, which will include but not be limited to professional fees and financial printing fees. The Company will also incur costs in connection with the review, analysis and completion of any potential transactions. The Company does not expect significant revenue or cash flows from operations until a potential transaction is completed, if at all.


There is no assurance whatsoever that we will be able at need to raise necessary funds from outside sources. Such a lack of funds could result in severe consequences to us, including among others:

      1. failure to make timely filings with the SEC as required by the Exchange Act, which also probably would result in suspension of trading or quotation in our stock and could result in fines and penalties to us under the Exchange Act

      2. curtailing or eliminating our ability to locate and perform suitable investigations of potential acquisitions; or

      3. inability to complete a desirable acquisition due to lack of funds to pay legal and accounting fees and acquisition-related expenses.

Off-Balance Sheet Arrangements.

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies

The Company prepared the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Management periodically evaluates the estimates and judgments made. Management bases its estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates as a result of different assumptions or conditions.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management (consisting solely of our President) conducted an evaluation of our "disclosure controls and procedures" (as defined in the General Rules and Regulations under the Securities Exchange Act of 1934 at Rules 13a-15 and 15d-15) within the 90-day period prior to the filing of this Form 10-QSB. Disclosure controls and procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-QSB, is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission's guidelines. Based on management's evaluation, it was concluded that as of March 31, 2005 and as of the date that the evaluation of our disclosure controls and procedures was completed, our disclosure controls and procedures are effective to ensure that all material information required to be filed in this Quarterly Report on Form 10-QSB has been made known to him in a timely fashion.

There have been no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 5.  Other Information:

Pursuant to the terms of the Stock Purchase Agreement (see Form 8-K filed by the Company on March 16, 2005, which is incorporated by reference in its entirety), on March 10, 2005, Chris Kern, who was the sole director and the President and CEO of the Company, tendered to the Company his resignation with immediate effect as sole director of the Company and also tendered his resignation as President and CEO of the Company which became effective on March 16, 2005. On March 10, 2005, Geoffrey Alison was appointed as sole director of the Company and was also appointed as a President and CEO of the Company on March 16, 2005.

ITEM 6.  EXHIBITS

         31* Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

         32* Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


         *Filed herein

                                    SIGNATURE


         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:   May 17, 2005
         Santa Monica, California


CASTLE & MORGAN HOLDINGS, INC.
        (Registrant)

/s/ Geoffrey Alison
--------------------------------------------------------------
Geoffrey Alison, Chief Executive Officer, Principal Executive
Financial and Accounting Officer