Form 10QSB/A
period 2005-03-31
CASTLE & MORGAN HOLDINGS INC
filed 2005-05-19
CIK 1278129

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                  Form 10-QSB/A


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

The Company is filing this amendment to fix a typographical error in the balance sheet.

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

PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements


                         CASTLE & MORGAN HOLDINGS, INC.
                                  BALANCE SHEET

                                   (Unaudited)

                                 March 31, 2005

                                     ASSETS

Current assets:
 Cash and cash equivalents                                          $     --
                                                                    --------
    Total current assets                                                  --

Equipment, net                                                            --

Intangible assets, net                                                    --
                                                                    --------
Total Assets                                                        $     --
                                                                    ========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
 Accounts payable                                                   $    636
 Loans payable - shareholders                                         52,920
                                                                    --------
    Total current liabilities                                         53,556

Stockholders' Equity:
 Preferred stock, $.0001 par value, 1,000,000
  shares authorized; 0 shares issued and outstanding                      --
 Common stock, $.0001 par value, 25,000,000 shares
  authorized; 3,809,570 shares issued and outstanding                    381
 Deferred Compensation                                                    --
 Additional paid-in-capital                                           38,820
 Accumulated deficit                                                 (92,757)
                                                                    --------
Total stockholders' equity                                           (53,556)
                                                                    --------
Total Liabilities and Stockholders' Equity                          $     --
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