Form 10QSB
period 2005-06-30
CASTLE & MORGAN HOLDINGS INC
filed 2005-08-12
CIK 1278129

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,809,570 shares of Common Stock, as of July 28, 2005.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                Table of Contents

                                                                         Pages
PART 1.  FINANCIAL INFORMATION

Item 1   Financial Statements                                              2-6

Item 2   Management's Discussion and Analysis or Plan
         Of Operations                                                       6

Item 3   Controls and Procedures                                             9

PART II. OTHER INFORMATION                                                   9

Item 5   Other Information                                                   9

Item 6   Exhibits                                                           10

Signature                                                                   10

Exhibits

4.1   Convertible Note dated as of April 1, 2005

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

PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements

                         CASTLE & MORGAN HOLDINGS, INC.
                                  BALANCE SHEET

                                   (Unaudited)

                                  June 30, 2005

                                     ASSETS

Current assets:
 Cash and cash equivalents                                         $         --
                                                                   ------------
    Total current assets                                                     --

Total Assets                                                       $         --
                                                                   ============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
 Accounts payable                                                  $      9,594
 Loans payable - shareholders                                            28,502
                                                                   ------------
    Total current liabilities                                            38,096
                                                                   ------------
Convertible Note                                                         10,716

Stockholders' Deficit:
 Preferred stock, $.0001 par value, 1,000,000
  shares authorized; 0 shares issued and outstanding                         --
 Common stock, $.0001 par value, 100,000,000 shares
  authorized; 3,809,570 shares issued and outstanding                       381
 Additional paid-in-capital                                              91,740
 Accumulated deficit
                                                                       (140,933)
                                                                   ------------
Total stockholders' deficit                                             (48,812)
                                                                   ------------
Total Liabilities and Stockholders' Deficit                        $         --
                                                                   ============

                       See notes to financial statements.

                         CASTLE & MORGAN HOLDINGS, INC.
                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                       Three months ended                 Six months ended
                                  -----------------------------     -----------------------------
                                            June 30,                          June 30,
                                  -----------------------------     -----------------------------
                                      2005             2004             2005             2004
                                  ------------     ------------     ------------     ------------
Operating expenses:
 General and administrative       $     37,460     $     11,406     $     57,416     $     12,219
 Depreciation and amortization              --              266               --              745
 Deferred Compensation                      --               --            6,667               --
                                  ------------     ------------     ------------     ------------
Total operating expenses                37,460           11,672           64,083           12,964

Other Expenses
 Interest Expense                       10,716               --           10,716               --
 Write-off of assets                        --               --              726               --
                                  ------------     ------------     ------------     ------------
Total Expenses                          48,176           11,672           75,525           12,964
                                  ------------     ------------     ------------     ------------

Net Loss                          $    (48,176)    $    (11,672)    $    (75,525)    $    (12,964)
                                  ============     ============     ============     ============

Net loss per share-basic
 and diluted:                     $      (0.01)    $      (0.00)    $      (0.02)    $      (0.00)
                                  ============     ============     ============     ============

Weighted average common shares
 Outstanding-basic and diluted       3,809,570        3,534,275        3,809,750        3,534,275
                                  ============     ============     ============     ============

                        See notes to financial statements

                         CASTLE & MORGAN HOLDINGS, INC.
                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                       Six months ended
                                                  -----------------------------
                                                            June 30,
                                                  -----------------------------
                                                      2005             2004
                                                  ------------     ------------
Cash flows from operating activities:
 Net loss                                         $    (75,525)    $    (12,964)
                                                  ------------     ------------
 Adjustments to reconcile net loss to
  net cash used in operating activities:
  Depreciation and amortization                             --              745
 Changes in operating assets and liabilities:
  Increase/(Decrease) in Accounts Receivable                65               --
  Increase/(Decrease) in Accounts Payable               (8,090)            (351)
 Write-Off Deferred Compensation                         6,667               --
 Amortization of beneficial conversion feature          10,584               --
                                                  ------------     ------------
Net cash used by operating activities                  (66,299)         (12,570)
                                                  ------------     ------------
Cash Flows from investment activities
 Write-off assets                                          726               --
                                                  ------------     ------------
Net cash provided by investment activities                 726               --
                                                  ------------     ------------
Cash flows from financing activities:
 Capital Contributions                                  25,819               --
 Additional Shareholder Loans                           41,902           12,020
 Repayments to Shareholders                             (2,604)              --
 Accrued interest on Convertible Note                      132               --
                                                  ------------     ------------
Net cash provided by financing activities               65,249           12,020
                                                  ------------     ------------
Net decrease in cash and
 cash equivalents                                         (324)            (550)
Cash at beginning of year                                  324            1,688
                                                  ------------     ------------
Cash and cash equivalents at end of period        $         --     $      1,118
                                                  ============     ============
Supplemental cash flow information:

Cash paid during the year for:
   Interest                                       $         --     $         --
                                                  ============     ============
   Income taxes                                   $         --     $         --
                                                  ============     ============
   Non-cash financing activities:
     Convert shareholder loans to
     Convertible note                             $     52,920     $         --
                                                  ============     ============

                       See notes to financial statements.

                         CASTLE & MORGAN HOLDINGS, INC.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures required for annual financial statements have been condensed or omitted. The Company's management believes that all adjustments necessary to present fairly the Company's financial position as of June 30, 2005 and the results of operations and cash flows for the three- and six-month periods ended June 30, 2005 and 2004 have been included and that the disclosures are adequate to make the information presented not misleading.

2.    ADDITIONAL CAPITAL INVESTMENT

During the quarter ended March 31, 2005, a shareholder and a company wholly owned by the Company's former President invested additional capital in the Company in the amount of $25,819. No additional shares were issued on account of this investment and the Company is under no obligation to issue any additional shares and does not intend to do so.

3.    LOANS PAYABLE - SHAREHOLDERS

During the quarter ended June 30, 2005, shareholders made additional loans to the Company aggregating $28,502. During the quarter ended March 31, 2005, shareholders made additional loans to the Company aggregating $13,400 and the Company paid off an aggregate of $2,604 of Shareholder Loans. On April 1, 2005, the Company issued a Convertible Note bearing a face value of $52,920 to certain shareholders who were the lender under that certain Loan Agreement dated as of February 26, 2005 ("Loan Agreement") evidencing a loan in the amount of $52,920. By its terms, the Convertible Note superceded in its entirety the terms of the Loan Agreement (see Note 4, below).

4.    CONVERTIBLE NOTE

On April 1, 2005, the Company issued a Convertible Note in the initial face amount of $52,920 ("Convertible Note") to the lender under the Loan Agreement. By its terms, the indebtedness evidenced by the Convertible Note, together with interest at a rate of 3% per annum, is due and payable on July 31, 2006 ("Maturity Date"). The Convertible Note is convertible by its holders at any time prior to the Maturity Date into common stock of the Company at conversion price of $0.025 per share. As a result of the issuance of the Convertible Note, the value attributable to the beneficial conversion was $52,920 of which $10,584 was amortized as interest expense during the three and six month periods ending June 30, 2005. The remaining un-amortized balance of $41,706 is shown as a reduction to the face amount of the Convertible Note. .A copy of the Convertible
Note is appended as exhibit 4.1 hereto and is incorporated by reference.

5.    DISCONTINUANCE OF PRIOR BUSINESS.

During the quarter ended March 31, 2005, the Company discontinued its business as a reseller of video/dvd/cd titles. As a result of such action, the Company recorded a write-down of $726 relative to the assets related to this business.

6.    DEFERRED COMPENSATION.

On March 10, 2005, the Company fully amortized the remaining deferred compensation which it had carried on its balance sheet as of such date in the amount of $6,667.

7.    GOING CONCERN

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

Results of Operations for the Three Months ended June 30, 2005 compared to the Three Months Ended June 30, 2004

The Company had no sales for either the three months ended June 30, 2005 or the comparable period ended June 30, 2004. Total general and administrative expenses increased from $11,406 for the three months ended June 30, 2004 to $37,460 for the three months ended June 30, 2005. The primary reason for the increase in operating expenses resulted from an increase in legal and accounting professional fees. In the three month period ended June 30, 2005, the Company recorded no depreciation or amortization expense compared to an accrual of $266 for the comparable period the prior year. For the three month period ended June 30, 2005, the Company recorded interest expense of $10,716, comprising $132 accrued interest on its Convertible Notes and $10,584 amortization of beneficial conversion feature. No interest expense was recorded for the comparable period the prior year. As a result of the above, the Company recorded a loss of $48,176 for the three month period ended June 30, 2005 compared with a loss of $11,672 in the comparable period ended June 30, 2004.

Results of Operations for the Six Months ended June 30, 2005 compared to the Six Months Ended June 30, 2004

The Company had no sales for either the six months ended June 30, 2005 or the comparable period ended June 30, 2004. Total general and administrative expenses increased from $12,219 for the six months ended June 30, 2004 to $57,416 for the three months ended June 30, 2005. The primary reason for the increase in operating expenses resulted from an increase in legal and accounting professional fees. In the six month period ended June 30, 2005, the Company recorded no depreciation or amortization expense compared to an accrual of $745 for the comparable period the prior year. For the six month period ended June 30, 2005, the Company recorded interest expense of $10,716, comprising $132 accrued interest on its Convertible Notes and $10,584 amortization of beneficial conversion feature. No interest expense was recorded for the comparable period the prior year. In the six months ended June 30, 2005, the Company fully amortized remaining deferred compensation in the amount of $6,667 and wrote off assets having a carrying value of $726 in connection with the discontinuation of its primary business. As a result of the above, the Company recorded a loss of $75,525 for the six month period ended June 30, 2005 compared with a loss of $12,964 in the comparable period ended June 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2005, the Company had total current assets of $0 and total current liabilities of $38,096. At June 30, 2005, the Company had working capital of ($38,096). As of June 30, 2005, we had an accumulated deficit of $140,933.

Net cash used in operating activities was $66,299 during the six months ended June 30, 2005, consisting of net operating loss of $75,525, an increase in accounts receivable of $65, a decrease in accounts payable of $8,090, the amortization of remaining deferred compensation in the amount of $6,667 and amortization of beneficial conversion in the amount of $10,584.

Net cash provided by investment activities comprised the write-off of assets utilized in the Company's discontinued line of business with a carrying value of $726.

Net cash provided by financing activities was $65,249 for the six months ended June 30, 2005, which consisted of capital contributions in the amount of $25,819, additional shareholder loans of $41,902, repayments to shareholders of $2,604 and accrued interest of $132 on the Convertible Note.

It is imperative that the Company raise sufficient capital to satisfy its cash requirements until it can complete a business combination with a target company which may result in the Company becoming a going concern. There is no guarantee that the Company will be able to complete such a transaction within the next 12 months, if at all or that such a transaction will result in the Company becoming a going concern. In the meantime, the Company is dependent upon advances from its principal shareholders to satisfy all of its financial requirements. No shareholder has made any commitment to provide such financing. There can be no assurance that the Company will be able to raise any additional financing, or that financing opportunities, if any, which it may encounter will be on terms favorable to the Company. During the period ended June 30, 2005 and for future periods, the Company will, at a minimum, incur expenses related to compliance with applicable regulatory and financial reporting requirements, which will include but not be limited to professional fees and financial printing fees. The Company will also incur costs in connection with the review, analysis and completion of any potential transactions. The Company does not expect significant revenue or cash flows from operations until a potential transaction is completed, if at all.

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

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management (consisting solely of our President) conducted an evaluation of our "disclosure controls and procedures" (as defined in the General Rules and Regulations under the Securities Exchange Act of 1934 at Rules 13a-15 and 15d-15) within the 90-day period prior to the filing of this Form 10-QSB. Disclosure controls and procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-QSB, is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission's guidelines. Based on management's evaluation, it was concluded that as of June 30, 2005 and as of the date that the evaluation of our disclosure controls and procedures was completed, our disclosure controls and procedures are effective to ensure that all material information required to be filed in this Quarterly Report on Form 10-QSB has been made known to him in a timely fashion.

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

PART II.   OTHER INFORMATION

Item 5.  Other Information:

On June 27, 2005, the Board of Directors of the Company unanimously adopted a resolution seeking stockholder approval to amend the Company's Certificate of Incorporation to effect a reverse stock split of the Company's common stock. Thereafter, on June 27, 2005, pursuant to the By-Laws of the Company and Delaware General Corporation Law ss.228, certain stockholders of the Company holding in the aggregate 3,376,473 shares of Common Stock, representing approximately 88.6% of the total issued and outstanding Common Stock of the Company, adopted a resolution to authorize the Board of Directors, in its sole discretion, to effect a reverse split of the Company's common stock based upon a ratio of not less than one-for-one and one-half nor more than one-for-three shares at any time prior to June 27, 2006. In addition, notwithstanding approval of this proposal by the stockholders, the Board of Directors may, in its sole discretion, determine not to effect, and abandon, the reverse stock split without further action by our stockholders. On June 30, 2005, the Company filed with the U.S. Securities & Exchange Commission a Preliminary Information Statement pursuant to Section 14(C) of the Securities Exchange Act of 1934. Thereafter, on July 25, 2005, the Company filed with the U.S. Securities &

Exchange Commission a Definitive Information Statement pursuant to Section 14(C) of the Securities Exchange Act of 1934. A copy of the Information Statement was mailed to all shareholders of the Company on July 25, 2005. The actions detailed in the Information Statement will therefore become effective twenty days following such mailing on August 14, 2005.

ITEM 6.  EXHIBITS

         Exhibits

         4.1* Convertible Note dated as of April 1, 2005

         31* Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

         32* Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         * Filed herein

                                    SIGNATURE

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   August 12, 2005
         Santa Monica, California

CASTLE & MORGAN HOLDINGS, INC.
        (Registrant)

/s/ Geoffrey Alison
--------------------------------------------------------------
Geoffrey Alison, Chief Executive Officer, Principal Executive
Financial and Accounting Officer