Form 10QSB
period 2005-09-30
CASTLE & MORGAN HOLDINGS INC
filed 2005-11-14
CIK 1278129

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   Form 10-QSB


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005


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


                                  310-396-1691
                           (Issuer's telephone number)

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,809,570 shares of Common Stock, as of October 31, 2005.


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

Exhibits


31       Certification of Chief Executive Officer and Principal
         Financial Officer Pursuant to Section 302 of the
         Sarbanes-Oxley Act of 2002

32 Statement furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

          SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

This section and other parts of this Form 10-QSB contain forward-looking statements that are, by their nature, subject to risks and uncertainties. These forward-looking statements include, without limitation, statements relating to our company's operations, economic performance, financial condition, growth and acquisition strategies, investments, and operating plans. Any such statements that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "believe", "expect", "intend", "anticipate", "may", "should", "expects", "plans", "anticipates", "estimates", "predicts", "potential", "continue", "projects" or the negative or other variations or comparable terminology or derivatives thereof denote forward-looking statements. These statements are only predictions and by their nature involve substantial risks and uncertainties, many of which are beyond our control. Thus, actual results may differ materially from those expressed in or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those discussed in Item. 6 of the Company's Form 10-KSB for the year ended December 31, 2004, Management's Discussion and Analysis or Plan of Operation, under the heading "Risk Factors." Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no obligation to publicly update any of the forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements


                         CASTLE & MORGAN HOLDINGS, INC.
                                  BALANCE SHEET

                                   (Unaudited)

                               September 30, 2005

                                     ASSETS

Current assets:
 Cash and cash equivalents                                    $   --
                                                              ---------
    Total current assets                                          --

Total Assets                                                  $   --
                                                              =========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
 Accounts payable                                             $  4,684
 Loans payable - stockholders                                   38,096
                                                              ---------
    Total current liabilities                                   42,780
                                                              ---------
Convertible Note                                                21,432


Stockholders' Deficit:
 Preferred stock, $.0001 par value, 1,000,000
  shares authorized; 0 shares issued and outstanding              --
 Common stock, $.0001 par value, 100,000,000 shares
  authorized; 3,809,570 shares issued and outstanding              381
 Additional paid-in-capital                                     91,740
 Accumulated deficit                                          (156,333)
                                                              ---------
Total stockholders' deficit                                    (64,212)
                                                              ---------
Total Liabilities and Stockholders' Deficit                   $   --
                                                              =========

                       See notes to financial statements.

                         CASTLE & MORGAN HOLDINGS, INC.
                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                       Three months ended    Nine months ended
                                     ---------------------  -------------------
                                          September 30,       September 30,
                                     ---------------------  -------------------
                                        2005       2004       2005       2004
                                     ---------   ---------  --------- ---------
Operating expenses:
 General and administrative          $  4,684    $ 21,669   $62,100    $33,888
 Depreciation and amortization            --          250       --         995
 Deferred Compensation                    --          --      6,667        --
                                     ---------   ---------  --------- ---------
Total operating expenses                4,684      21,919    68,767     34,883

Other Expenses
 Interest Expense                      10,716         --     21,432        --
 Write-off of assets                      --          --        726        --
                                     ---------   ---------  --------- ---------
Total Expenses                         15,400      21,919    90,925     34,883
                                     ---------   ---------  --------- ---------

Net Loss                             $(15,400)   $(21,919)  $(90,925) $(34,883)
                                     =========   =========  ========= =========

Net loss per share-basic
 and diluted:                        $  (0.00)   $ (0.01)   $  (0.02) $  (0.01)
                                     =========   ========   ========= =========

Weighted average common shares
 Outstanding-basic and diluted       3,809,570   3,709,570  3,809,750 3,709,570
                                     =========   =========  ========= =========


                        See notes to financial statements

                         CASTLE & MORGAN HOLDINGS, INC.
                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                    Nine months ended
                                                  ---------------------
                                                      September 30,
                                                  ---------------------
                                                    2005        2004
                                                  ----------  ---------
Cash flows from operating activities:
 Net loss                                         $ (90,925)  $(36,884)
                                                  ----------  ---------
 Adjustments to reconcile net loss to net
  cash used in operating activities:
  Depreciation and amortization                         --         995
 Changes in operating assets and liabilities:
  Increase/(Decrease) in Accounts Receivable             65        337
  Increase/(Decrease) in
  Accounts Payable                                  (13,000)     9,162
 Write-Off Deferred Compensation                      6,667        --
 Amortization of beneficial conversion feature       21,168        --
                                                  ----------  ---------
Net cash used by operating activities               (76,025)   (26,390)
                                                  ----------  ---------
Cash Flows from investment activities
 Write-off assets                                       726        --
                                                  ----------  ---------
Net cash provided by investment activities              726        --
                                                  ----------  ---------
Cash flows from financing activities:
 Capital Contributions                               25,819        --
 Additional Stockholder Loans                        51,496     26,020
 Repayments to Stockholders                          (2,604)       --
 Accrued interest on Convertible Note                   264        --
                                                  ----------  ---------
Net cash provided by financing activities            74,975     26,020
                                                  ----------  ---------
Net decrease in cash and
 cash equivalents                                      (324)      (370)
Cash at beginning of year                               324      1,668
                                                  ----------  ---------
Cash and cash equivalents at end of period        $     --    $  1,298
                                                  ==========  =========
Supplemental cash flow information:

Cash paid during the year for:
   Interest                                       $     --    $   --
                                                  ==========  =========
   Income taxes                                   $     --    $   --
                                                  ==========  =========
   Non-cash financing activities:
     Convert stockholder loans to
     Convertible note                             $  52,920   $   --
                                                  ==========  =========

                       See notes to financial statements.

                         CASTLE & MORGAN HOLDINGS, INC.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS



1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures required for annual financial statements have been condensed or omitted. The Company's management believes that all adjustments necessary to present fairly the Company's financial position as of September 30, 2005 and the results of operations and cash flows for the three- and nine-month periods ended September 30, 2005 and 2004 have been included and that the disclosures are adequate to make the information presented not misleading.

2. ADDITIONAL CAPITAL INVESTMENT

During the quarter ended March 31, 2005, a stockholder and a company wholly owned by the Company's former President invested additional capital in the Company in the amount of $25,819. No additional shares were issued on account of this investment and the Company is under no obligation to issue any additional shares and does not intend to do so.

3. LOANS PAYABLE - STOCKHOLDERS

During the quarter ended September 30, 2005, stockholders made additional loans to the Company aggregating $9,594. During the quarter ended June 30, 2005, stockholders made additional loans to the Company aggregating $28,502. During the quarter ended March 31, 2005, stockholders made additional loans to the Company aggregating $13,400 and the Company paid off an aggregate of $2,604 of Stockholder Loans. On April 1, 2005, the Company issued a Convertible Note bearing a face value of $52,920 to certain stockholders who were the lender under that certain Loan Agreement dated as of February 26, 2005 ("Loan Agreement") evidencing a loan in the amount of $52,920. By its terms, the Convertible Note superceded in its entirety the terms of the Loan Agreement (see
Note 4, below).

4. CONVERTIBLE NOTE

On April 1, 2005, the Company issued a Convertible Note in the initial face amount of $52,920 ("Convertible Note") to the lender under the Loan Agreement. By its terms, the indebtedness evidenced by the Convertible Note, together with interest at a rate of 3% per annum, is due and payable on July 31, 2006 ("Maturity Date"). The Convertible Note is convertible by its holders at any time prior to the Maturity Date into common stock of the Company at conversion price of $0.025 per share. As a result of the issuance of the Convertible Note, the value attributable to the beneficial conversion was $52,920 of which $10,584 was amortized as interest expense during the three month period ending September 30, 2005 and $21,168 was amortized during the nine-month period ended September 30, 2005. The remaining un-amortized balance of $31,752 is shown as a reduction to the face amount of the Convertible Note.

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

7.  GOING CONCERN

Since inception, the Company has been considered a development stage company and has generated minimal operating revenues. There is substantial doubt that the Company will generate sufficient revenues during 2005 to meet its operating cash requirements. Accordingly, the Company's ability to continue operations through 2005 depends on its success in obtaining additional capital in an amount sufficient to meet its cash needs. This raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty. At this time, the Company is dependent upon advances from its principal stockholders to satisfy all of its financial requirements. No stockholder has made any commitment to provide such financing.


Item 2.  Management's Discussion and Analysis or Plan Of Operation

Background

We were incorporated under the Laws of the State of Delaware in June 2003 and were inactive until December 18, 2003 at which time Festive World LLC(hereinafter "Festive"), a New York Limited Liability Company, was merged into us. From December 2003 until March 10, 2005, we were engaged in the business of acting as a reseller of videos, dvds and cds through our website. From and after March 10, 2005, the Company discontinued its business as a reseller of video/dvd/cd titles.

Plan of Operations

We are a "shell" company that has no specific business plan or purpose other than to engage in a merger or acquisition. We will attempt to locate and negotiate with an operating business entity for the combination of that target with us. The combination will most likely take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances, the target will want to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or 368 of the Internal Revenue Code of 1986, as amended. The Company's business plan now consists of exploring potential targets for a business combination with the Company through a purchase of assets, share purchase or exchange, merger or similar type of transaction. At this time, the Company does not have any definitive plans or proposals which relate to or would result in: (a) the acquisition by any person of additional securities of the Company; (b) an extraordinary corporate transaction, such as a merger, reorganization or liquidation, involving the Company or any of its subsidiaries; (c) a sale or transfer of a material amount of assets of the Company or of any of its subsidiaries; (d) any change in the present board of directors or management of the Company, including any plans or proposals to change the number or term of directors or to fill any existing vacancies on the board; (e) any material change in the present capitalization or dividend policy of the Company; (f) any other material change in the Company's business or corporate structure; (g) changes in the Company's charter, bylaws or instruments corresponding thereto or other actions which may impede the acquisition of control of the issuer by any other person; (h) causing a class of securities of the Company to be delisted from a national securities exchange or to cease to be authorized to be quoted in an inter-dealer quotation system of a registered national securities association; (i) a class of equity securities of the Company becoming eligible for termination of registration pursuant to
Section 12(g)(4) of the Securities Act; or (j) any similar action to those enumerated above.

We own no real estate and have no full-time employees. We have not had any operations since March 10, 2005 and will not have any operations of our own unless we effect a business combination with an operating business.

Results of Operations for the Three Months ended September 30, 2005 compared to the Three Months Ended September 30, 2004

The Company had no sales for either the three months ended September 30, 2005 or the comparable period ended September 30, 2004. Total general and administrative expenses decreased from $21,669 for the three months ended September 30, 2004 to $4,684 for the three months ended September 30, 2005. The primary reason for the decrease in operating expenses resulted from the discontinuation of the Company's operations. In the three month period ended September 30, 2005, the Company recorded no depreciation or amortization expense compared to an accrual of $250 for the comparable period the prior year. For the three month period ended September 30, 2005, the Company recorded interest expense of $10,716, comprising $132 accrued interest on its Convertible Notes and $10,584 amortization of beneficial conversion feature. No interest expense was recorded for the comparable period the prior year. As a result of the above, the Company recorded a loss of $15,400 for the three month period ended September 30, 2005 compared with a loss of $21,919 in the comparable period ended September 30, 2004.

Results of Operations for the Nine Months ended September 30, 2005 compared to the Nine Months Ended September 30, 2004

The Company had no sales for either the nine months ended September 30, 2005 or the comparable period ended September 30, 2004. Total general and administrative expenses increased from $33,888 for the nine months ended September 30, 2004 to $62,100 for the nine months ended September 30, 2005. The primary reason for the increase in operating expenses resulted from an increase in legal and accounting professional fees. In the nine month period ended September 30, 2005, the Company recorded no depreciation or amortization expense compared to an accrual of $995 for the comparable period the prior year. For the nine month period ended September 30, 2005, the Company recorded interest expense of $21,432, comprising $264 accrued interest on its Convertible Notes and $21,168 amortization of beneficial conversion feature. No interest expense was recorded for the comparable period the prior year. In the nine months ended September 30, 2005, the Company fully amortized remaining deferred compensation in the amount of $6,667 and wrote off assets having a carrying value of $726 in connection with the discontinuation of its primary business. As a result of the above, the Company recorded a loss of $90,925 for the nine month period ended September 30, 2005 compared with a loss of $34,883 in the comparable period ended September 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2005, the Company had total current assets of $0 and total current liabilities of $42,780. At September 30, 2005, the Company had working capital of ($42,780). As of September 30, 2005, we had an accumulated deficit of $156,333.

Net cash used in operating activities was $76,025 during the nine months ended September 30, 2005, consisting of net operating loss of $90,925, an increase in accounts receivable of $65, a decrease in accounts payable of $13,000, the amortization of remaining deferred compensation in the amount of $6,667 and amortization of beneficial conversion in the amount of $21,168.

Net cash provided by investment activities comprised the write-off of assets utilized in the Company's discontinued line of business with a carrying value of $726.


Net cash provided by financing activities was $74,975 for the nine months ended September 30, 2005, which consisted of capital contributions in the amount of $25,819, additional stockholder loans of $51,496, repayments to stockholders of $2,604 and accrued interest of $264 on the Convertible Note.

It is imperative that the Company raise sufficient capital to satisfy its cash requirements until it can complete a business combination with a target company which may result in the Company becoming a going concern. There is no guarantee that the Company will be able to complete such a transaction within the next 12 months, if at all or that such a transaction will result in the Company becoming a going concern. In the meantime, the Company is dependent upon advances from its principal stockholders to satisfy all of its financial requirements. No stockholder has made any commitment to provide such financing. There can be no assurance that the Company will be able to raise any additional financing, or that financing opportunities, if any, which it may encounter will be on terms favorable to the Company. During the period ended September 30, 2005 and for future periods, the Company will, at a minimum, incur expenses related to compliance with applicable regulatory and financial reporting requirements, which will include but not be limited to professional fees and financial printing fees. The Company will also incur costs in connection with the review, analysis and completion of any potential transactions. The Company does not expect significant revenue or cash flows from operations until a potential transaction is completed, if at all.


There is no assurance whatsoever that we will be able to raise necessary funds from outside sources, if needed. Such a lack of funds could result in severe consequences to us, including among others:

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

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management (consisting solely of our President) conducted an evaluation of our "disclosure controls and procedures" (as defined in the General Rules and Regulations under the Securities Exchange Act of 1934 at Rules 13a-15 and 15d-15) within the 90-day period prior to the filing of this Form 10-QSB. Disclosure controls and procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-QSB, is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission's guidelines. Based on management's evaluation, it was concluded that as of September 30, 2005 and as of the date that the evaluation of our disclosure controls and procedures was completed, our disclosure controls and procedures are effective to ensure that all material information required to be filed in this Quarterly Report on Form 10-QSB has been made known to him in a timely fashion.

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

PART II.   OTHER INFORMATION

Item 5.  Other Information:

On June 27, 2005, the Board of Directors of the Company unanimously adopted a resolution seeking stockholder approval to amend the Company's Certificate of Incorporation to effect a reverse stock split of the Company's common stock. Thereafter, on June 27, 2005, pursuant to the By-Laws of the Company and Delaware General Corporation Law ss.228, certain stockholders of the Company holding in the aggregate 3,376,473 shares of Common Stock, representing approximately 88.6% of the total issued and outstanding Common Stock of the Company, adopted a resolution to authorize the Board of Directors, in its sole discretion, to effect a reverse split of the Company's common stock based upon a ratio of not less than one-for-one and one-half nor more than one-for-three shares at any time prior to June 27, 2006. In addition, notwithstanding approval of this proposal by the stockholders, the Board of Directors may, in its sole discretion, determine not to effect, and abandon, the reverse stock split without further action by our stockholders. On June 30, 2005, the Company filed with the U.S. Securities & Exchange Commission a Preliminary Information Statement pursuant to Section 14(C) of the Securities Exchange Act of 1934. Thereafter, on July 25, 2005, the Company filed with the U.S. Securities &

Exchange Commission a Definitive Information Statement pursuant to Section 14(C) of the Securities Exchange Act of 1934. A copy of the Information Statement was mailed to all stockholders of the Company on July 25, 2005. The actions detailed in the Information Statement became effective twenty days following such mailing on August 14, 2005.


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


Dated:   November 10, 2005
         Santa Monica, California


CASTLE & MORGAN HOLDINGS, INC.
        (Registrant)

/s/ Geoffrey Alison
--------------------------------------------
Geoffrey Alison, Chief Executive Officer,
Principal Executive Financial and Accounting
Officer