Form 10QSB
period 2006-03-31
CASTLE & MORGAN HOLDINGS INC
filed 2006-04-26
CIK 1278129

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   Form 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended March 31, 2006

                                       or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) PF THE SECURITIES EXCHANGE ACT
    OF 1934

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,269,893 shares of Common Stock, as of April 15, 2006.

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

Exhibits

31       Certification of Chief Executive Officer and Principal
            Financial Officer Pursuant to Section 302 of the
            Sarbanes-Oxley Act of 2002

32       Statement furnished pursuant to Section 906 of the
            Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

          SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

This section and other parts of this Form 10-QSB contain forward-looking statements that are, by their nature, subject to risks and uncertainties. These forward-looking statements include, without limitation, statements relating to our company's operations, economic performance, financial condition, growth and acquisition strategies, investments, and operating plans. Any such statements that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "believe", "expect", "intend", "anticipate", "may", "should", "expects", "plans", "anticipates", "estimates", "predicts", "potential", "continue", "projects" or the negative or other variations or comparable terminology or derivatives thereof denote forward-looking statements. These statements are only predictions and by their nature involve substantial risks and uncertainties, many of which are beyond our control. Thus, actual results may differ materially from those expressed in or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those discussed in Item. 6 of the Company's Form 10-KSB filed on March 31, 2006, Management's Discussion and Analysis or Plan of Operation, under the heading "Risk Factors." Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no obligation to publicly update any of the forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements


                         CASTLE & MORGAN HOLDINGS, INC.
                                  BALANCE SHEET

                                   (Unaudited)

                                 March 31, 2006

                                     ASSETS

Current assets:
 Cash and cash equivalents                                   $    --
                                                             -----------
    Total current assets                                          --

Equipment, net                                                    --

Intangible assets, net                                            --
                                                             -----------
Total Assets                                                 $    --
                                                             ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
 Accounts payable                                            $  14,570
                                                             ----------
    Total current liabilities                                   14,570

Convertible Note                                                58,831

Stockholders' Equity:
 Preferred stock, $.0001 par value, 1,000,000
  shares authorized; 0 shares issued and outstanding              --
 Common stock, $.0001 par value, 100,000,000 shares
  authorized; 1,269,893 shares issued and outstanding              381
 Additional paid-in-capital                                    152,819
 Accumulated deficit                                          (226,601)
                                                              ---------
Total stockholders' equity                                     (73,401)
                                                              ---------
Total Liabilities and Stockholders' Equity                    $   --
                                                              =========

                       See notes to financial statements.

                         CASTLE & MORGAN HOLDINGS, INC.
                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                         Three months ended
                                      -----------------------
                                              March 31,
                                      -----------------------
                                          2006        2005
                                       ----------  ----------
Net sales                              $      --   $      --
                                       ----------  ----------

Total Income                                  --          --
                                       ----------  ----------
Operating expenses:
 General and administrative               28,516      19,956
 Deferred Compensation                        --       6,667

Total operating expenses                  28,516      26,623

Other Expenses
   Interest Expense                       26,683          --
   Write-off of assets                        --         726

Total Expenses                            55,199      27,349
                                       ----------  ----------

Net Loss                               $ (55,199)   $(27,349)
                                       ==========  ===========

Net loss per share-basic
 and diluted:                          $   (0.04)   $  (0.02)
                                       ==========  ===========

Weighted average common shares
 Outstanding-basic and diluted         1,269,893    1,269,893
                                       ==========  ===========


                        See notes to financial statements

                         CASTLE & MORGAN HOLDINGS, INC.
                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                                                  Three months ended
                                                                                -----------------------
                                                                                       March 31,
                                                                                -----------------------
                                                                                    2006        2005
                                                                                -----------  ----------
Cash flows from operating activities:
 Net loss                                                                       $  (55,199)  $ (27,349)
                                                                                -----------  ----------
 Adjustments to reconcile net loss to net cash used in operating activities:
  Changes in operating assets and liabilities:
  Decrease in Accounts Receivable                                                       --          65
  Increase (Decrease) in Accounts Payable                                            7,027     (17,048)
  Write-Off Deferred Compensation                                                       --       6,667
  Amortization of Beneficial Conversion Feature                                     26,040          --
                                                                                -----------  ----------

Net cash used by operating activities                                              (22,132)    (37,665)
                                                                                -----------  ----------
Cash Flows from investment activities
 Write-off assets                                                                       --         726
                                                                                -----------  ----------
Net cash provided by investment activities                                              --         726
                                                                                -----------  ----------
Cash flows from financing activities:
 Additional Paid-In Capital                                                             --      25,819
 Additional Shareholder Loans                                                           --       3,400
 Repayments to Shareholders                                                             --      (2,604)
 Proceeds from Convertible Debt                                                     21,489          --
 Accrued Interest on Convertible Note                                                  643          --
                                                                                -----------  ----------
Net cash provided by financing activities                                           22,132      36,615
                                                                                -----------  ----------
Net decrease in cash and cash equivalents                                               --        (324)
Cash at beginning of year                                                               --         324
                                                                                -----------  ----------
Cash and cash equivalents at end of period                                      $       --   $      --
                                                                                ===========  ==========
Supplemental cash flow information:

Cash paid during the year for:
   Interest                                                                     $       -    $      -
                                                                                ===========  ==========
   Income taxes                                                                 $       -    $      -
                                                                                ===========  ==========


                       See notes to financial statements.

                         CASTLE & MORGAN HOLDINGS, INC.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS



1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures required for annual financial statements have been condensed or omitted. The Company's management believes that all adjustments necessary to present fairly the Company's financial position as of March 31, 2006 and the results of operations and cash flows for the three month period ended March 31, 2006 and 2005 have been included and that the disclosures are adequate to make the information presented not misleading.

2. LOANS PAYABLE - SHAREHOLDERS

During the quarter ended March 31, 2006, certain shareholders of the Company advanced loans totaling $21,489 to the Company. Loans payable to shareholders bear no interest and are payable on demand. Outstanding shareholder loans in the amount of $21,489 were exchanged on March 31, 2006 for the same principal amount of Convertible Note (see Note 3, below).

3. CONVERTIBLE NOTE.

On March 31, 2006, the Company's Board of Directors agreed to increase the face amount of the Convertible Note to $113,999 by converting the Company's outstanding loans payable to shareholders as of such date ($21,489) to additional face amount payable on account of the Convertible Note. Based on the aforesaid terms, the Convertible Note is convertible into as many as 1,519,986 shares of the Company's common stock (calculated taking into account the 1 for 3 reverse stock split which became effective on April 13, 2006). As of this date, no amount of the Convertible Note has been converted by any holder.

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

6.  GOING CONCERN

Since inception, the Company has been considered a development stage company and has generated minimal operating revenues. There is substantial doubt that the Company will generate sufficient revenues during 2006 to meet its operating cash requirements. Accordingly, the Company's ability to continue operations through 2006 depends on its success in obtaining additional capital in an amount sufficient to meet its cash needs. This raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty. At this time, the Company is dependent upon advances from its principal shareholders to satisfy all of its financial requirements. No shareholder has made any commitment to provide such financing.

7.  SUBSEQUENT EVENTS

On March 31, 2006, the Company's board of directors approved a one-for-three share reverse stock split which became effective on April 13, 2006. As a result of such split, on the effective date the Company's 3,809,679 outstanding shares of common stock was reduced to 1,269,893 outstanding shares of common stock. The reverse split did not change the number of the Company's authorized common shares or the par value of said shares. The Amendment of the Articles of Incorporation was filed with the Delaware Secretary of State on April 19, 2006. The reverse stock split is presented retroactive for all periods covered by this report.

Item 2.  Management's Discussion and Analysis Or Plan Of Operation

Background

The Company was incorporated under the Laws of the State of Delaware in June 2003 and was inactive until December 18, 2003 at which time Festive World LLC (hereinafter "Festive"), a New York Limited Liability Company, was merged into the Company. Since 1999, Festive has been engaged as a reseller of video/dvd/cd titles through its website. From December 2003 until March 2005, the Company was engaged in the business of acting as a reseller of videos, dvds and cds through our website. From and after March 10, 2005, the Company discontinued its business as a reseller of video/dvd/cd titles.

Plan of Operations

The Company is a "shell" company that has no specific business plan or purpose other than to engage in a merger or take part in an acquisition. The Company will attempt to locate and negotiate with an operating business entity for the combination of that target with it. The combination will most likely take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances, the target will want to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or 368 of the Internal Revenue Code of 1986, as amended. The Company's business plan now consists of exploring potential targets for a business combination with the Company through a purchase of assets, share purchase or exchange, merger or similar type of transaction. At this time, the Company does not have any specific plans or proposals which relate to or would result in: (a) the acquisition by any person of additional securities of the Company; (b) an extraordinary corporate transaction, such as a merger, reorganization or liquidation, involving the Company or any of its subsidiaries; (c) a sale or transfer of a material amount of assets of the Company or of any of its subsidiaries; (d) any change in the present board of directors or management of the Company, including any plans or proposals to change the number or term of directors or to fill any existing vacancies on the board; (e) any material change in the present capitalization or dividend policy of the Company; (f) any other material change in the Company's business or corporate structure; (g) changes in the Company's charter, bylaws or instruments corresponding thereto or other actions which may impede the acquisition of control of the issuer by any other person; (h) causing a class of securities of the Company to be delisted from a national securities exchange or to cease to be authorized to be quoted in
an  inter-dealer   quotation   system  of  a  registered   national   securities
association; (i) a class of equity securities of the Company becoming eligible for termination of registration pursuant to Section 12(g)(4) of the Securities Act; or (j) any similar action to those enumerated above.

The Company owns no real estate and has no full-time employees. It has not had any operations since March 10, 2005 and will not have any operations of its own unless it effects a business combination with an operating business.

Results of Operations for the Three Months ended March 31, 2006 compared to the Three Months Ended March 31, 2005

The Company had no sales for either the three months ended March 31, 2006 or the comparable period ended March 31, 2005. Total general and administrative expenses increased from $19,956 for the three months ended March 31, 2005 to $28,516 for the three months ended March 31, 2006. The primary reason for the increase in operating expenses resulted from an increase in legal and accounting fees. For the three months ended March 31, 2005, the Company fully amortized remaining deferred compensation in the amount of $6,667 and wrote off assets having a carrying value of $726 in connection with the discontinuation of its primary business. The Company recorded a loss of $55,199 for the three month period ended March 31, 2006 compared with a loss of $27,349 in the comparable period ended March 31, 2005. The increased loss is attributable to interest expense in connection with the Convertible Note and the amortization of the beneficial conversion feature associated therewith.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2006, the Company had total current assets of $0 and total current liabilities of $14,570, not including the $113,999 face value of the Convertible Note. At March 31, 2006, the Company had negative working capital of $14,570. As of March 31, 2006, The Company had an accumulated deficit of $226,601.


Net cash used in operating activities was $22,132 during the three months ended March 31, 2006, consisting of net operating loss of $55,199, an increase in accounts payable of $7,027 and $26,040 amortization of beneficial conversion feature associated with the Convertible Note.

Net cash provided by financing activities was $22,132 for the three months ended March 31, 2006, which consisted of $21,489 of additional shareholder loans, which were exchanged for $21,489 additional face amount of convertible notes during the period, together with $643 accrued interest on the convertible note.

It is imperative that the Company raise sufficient capital to satisfy its cash requirements until it can complete a business combination with a target company. There is no guarantee that the Company will be able to complete such a transaction within the next 12 months, if at all or that such a transaction will result in the Company becoming a going concern. In the meantime, the Company is dependent upon advances from its principal shareholders to satisfy all of its financial requirements. No shareholder has made any commitment to continue to provide such financing. There can be no assurance that the Company will be able to raise any additional financing, or that financing opportunities, if any, which it may encounter will be on terms favorable to the Company. During the period ended March 31, 2006 and for future periods, the Company will, at a minimum, incur expenses related to compliance with applicable regulatory and financial reporting requirements, which will include but not be limited to professional fees and financial printing fees. The Company will also incur costs in connection with the review, analysis and completion of any potential transactions. The Company does not expect significant revenue or cash flows from operations until a potential transaction is completed, if at all.


There is no assurance whatsoever that the Company will be able to raise necessary funds from outside sources to satisfy any requirements for cash. Such a lack of funds could result in severe consequences to us, including among others:

          1. failure to make timely filings with the SEC as required by the Exchange Act, which may result in suspension of trading or quotation in our stock and could result in fines and penalties to us under the Exchange Act

          2. curtailing or eliminating our ability to locate and perform suitable investigations of potential acquisitions; or

          3. inability to complete a desirable acquisition due to lack of funds to pay legal and accounting fees and acquisition-related expenses.

Off-Balance Sheet Arrangements.

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in its financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management (consisting solely of our President) conducted an evaluation of our "disclosure controls and procedures" (as defined in the General Rules and Regulations under the Securities Exchange Act of 1934 at Rules 13a-15 and 15d-15) within the 90-day period prior to the filing of this Form 10-QSB. Disclosure controls and procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-QSB, is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission's guidelines. Based on management's evaluation, it was concluded that as of March 31, 2006 and as of the date that the evaluation of our disclosure controls and procedures was completed, our disclosure controls and procedures are effective to ensure that all material information required to be filed in this Quarterly Report on Form 10-QSB has been made known to him in a timely fashion.

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

PART II.   OTHER INFORMATION

Item 5.  Other Information:

Subsequent Event:

On June 27, 2005, the Board of Directors of the Company unanimously adopted a resolution seeking stockholder approval to effect a reverse stock split of the Company's common stock. Thereafter, on June 27, 2005, pursuant to the By-Laws of the Company and Delaware General Corporation Law ss.228, certain principal stockholders of the Company holding 3,376,473 shares of Common Stock, representing approximately 88.6% of the total issued and outstanding Common Stock, adopted a resolution to authorize the Board of Directors, in its sole discretion, to effect a reverse split of the Company's common stock based upon a ratio of not less than one-for-one and one-half nor more than one-for-three shares at any time prior to June 27, 2006. Thereafter On June 30, 2005, the

Company filed a Preliminary Schedule 14C Information Statement with the U.S. Securities and Exchange Commission and on July 25, 2005 the Company filed a
Definitive Schedule 14C Information Statement with the U.S. Securities and Exchange Commission, which was mailed to all shareholders of record of the Company on June 3, 2005, on July 25, 2005. The resolutions became effective on August 15, 2005, twenty days after such mailing. On March 31, 2006, the Company's board of directors approved a one-for-three share reverse stock split which became effective on April 13, 2006. As a result of such split, on the effective date the Company's 3,809,679 outstanding shares of common stock was reduced to 1,269,893 outstanding shares of common stock. The reverse split did not change the number of the Company's authorized common shares or the par value of said shares. The Amendment of the Articles of Incorporation was filed with the Delaware Secretary of State on April 19, 2006. The reverse stock split is presented retroactive for all periods covered by this report.

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


Dated:   April 26, 2006
         Encino, California


CASTLE & MORGAN HOLDINGS, INC.
        (Registrant)

/s/ Geoffrey Alison
---------------------------------------------------
Geoffrey Alison, Chief Executive Officer, Principal
Executive Financial and Accounting Officer