Form 10QSB
period 2006-06-30
Osteologix, Inc.
filed 2006-08-11
CIK 1278129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________
FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _____ TO_____

Commission File Number: 333-112754

OSTEOLOGIX, INC.
(Exact name of small business issuer in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	32-0104570 (I.R.S. Employer Identification No.)
425 Market Street
Suite 2230
San Francisco, CA 94105
(Address of Principal Executive Offices)

(415) 955-2726
(Issuer’s Telephone Number)

Castle & Morgan Holdings, Inc.
180 Varick Street, 13th Floor
New York, New York 10014
(Former Name and Address and Former Fiscal Year, if Changed Since Last Report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

There were 21,094,688 shares outstanding of the issuer’s common stock outstanding on July 31, 2006.

Transitional Small Business Disclosure Format (check one): YES ☐ NO ☒

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Osteologix, Inc. and Subsidiary
(a development stage company)

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2006	2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,797,100	$571,169
Accounts receivable	—	750,000
Prepaid expenses and other assets	253,484	296,121
Total current assets	9,050,584	1,617,290

Equipment, net	4,752	6,555

Total assets	$9,055,336	$1,623,845

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$238,778	$481,268
Other accrued liabilities	126,148	199,754
Total current liabilities	364,926	681,022

Stockholders' Equity
Common stock, $0.001 par value at June 30, 2006 and December 31, 2005, 100,000,000 shares authorized and 21,020,688 shares issued and outstanding as of June 30, 2006, 10,504,693 shares authorized, issued and outstanding as of December 31, 2005	2,102	1,050
Additional paid-in-capital	15,416,513	5,859,190
Accumulated other comprehensive loss	(27,043)	(4,454)
Deficit accumulated during development stage	(6,701,162)	(4,912,963)
Total stockholders' equity	8,690,410	942,823

Total liabilities and stockholders' equity	$9,055,336	$1,623,845

See accompanying notes to the condensed consolidated financial statements.

Osteologix, Inc. and Subsidiary
(a development stage company)

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		For the Period from June 16, 2003 (Inception) to
	2005	2006	2005	2006	June 30, 2006

Revenues	$—	$—	$—	$—	$750,000

Operating expenses:
Research and development	611,957	433,499	950,781	693,498	4,184,181
General and administrative	326,621	771,561	614,695	1,132,380	3,334,602
Total operating expenses	938,578	1,205,060	1,565,476	1,825,878	7,518,783
Loss from operations	(938,578)	(1,205,060)	(1,565,476)	(1,825,878)	(6,768,783)

Interest income (expense), net	(18)	37,678	(13)	37,678	67,621

Net loss	$(938,596)	$(1,167,382)	$(1,565,488)	$(1,788,200)	$(6,701,162)

Net loss per share, basic and diluted	$(0.11)	$(0.08)	$(0.19)	$(0.14)

Weighted average number of shares outstanding basic and diluted	8,330,136	14,780,427	8,307,661	12,654,372

See accompanying notes to the condensed consolidated financial statements.

Osteologix, Inc. and Subsidiary
(a development stage company)

Condensed Consolidated Statement of Stockholders' Equity and Comprehensive Loss
For the Period From June 16, 2003 (Inception) to June 30, 2006

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Deficit Accumulated During the Development	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Stage	Equity
Issuance of common stock to founders for cash in June 2003	4,896,535	$490	$84,041	$—	$—	$84,531
Issuance of common stock for cash in October 2003	979,307	98	929,743	—	—	929,841
Comprehensive loss:
Net loss for the period	—	—	—	—	(246,418)	(246,418)
Foreign currency translations	—	—	—	(20,607)	—	(20,607)
Total comprehensive loss						(267,025)
Balance at December 31, 2003	5,875,842	588	1,013,784	(20,607)	(246,418)	747,347

Issuance of common stock for cash in May 2004	979,307	98	987,717	—	—	987,815
Comprehensive loss:
Net loss for the period	—	—	—	—	(1,470,999)	(1,470,999)
Foreign currency translations	—	—	—	(147,541)	—	(147,541)
Total comprehensive loss						(1,618,540)
Balance at December 31, 2004	6,855,149	686	2,001,501	(168,148)	(1,717,417)	116,622

Issuance of common stock for cash in January 2005	1,429,788	143	1,158,863	—	—	1,159,006
Issuance of common stock for cash in June 2005	2,219,756	222	2,698,825	—	—	2,699,047
Comprehensive loss:
Net loss for the period	—	—	—	—	(3,195,546)	(3,195,546)
Foreign currency translations	—	—	—	163,694	—	163,694
Total comprehensive loss						(3,031,851)
Balance at December 31, 2005	10,504,693	1,050	5,859,190	(4,454)	(4,912,963)	942,823

Common shares transferred in reverse merger with Castle & Morgan Holdings, Inc.	2,859,994	286	(286)	—	—	—
Common shares issued in private placement, net	7,656,001	766	9,254,509	—	—	9,255,275
Stock based compensation expense	—	—	303,100	—	—	303,100
Comprehensive loss:
Net loss for the period	—	—	—	—	(1,788,200)	(1,788,200)
Foreign currency translations	—	—	—	(22,589)	—	(22,589)
Total comprehensive loss						(1,810,789)
Balance at June 30, 2006 (Unaudited)	21,020,688	$2,102	$15,416,513	$(27,043)	$(6,701,162)	$8,690,410

See accompanying notes to the condensed consolidated financial statements.

Osteologix, Inc. and Subsidiary
(a development stage company)

Condensed Consolidated Statements of Cash Flow
(Unaudited)

	Six Months Ended June 30,		For the Period from June 16, 2003 (Inception) to
	2005	2006	June 30, 2006
Operating activities
Net loss	$(1,565,488)	$(1,788,200)	$(6,701,162)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	1,572	2,644	8,395
Stock based compensation	—	303,100	303,100
Changes in operating assets and liabilities:			—
Accounts receivable	—	750,000	—
Prepaid expenses and other current assets	(171,542)	42,640	(253,484)
Accounts payable	88,649	(242,490)	238,778
Accrued liabilities	(49,622)	(73,605)	126,148
Net cash used in operating activities	(1,696,431)	(1,005,911)	(6,278,226)

Investing activities
(Acquisition of) reduction of equipment	1,260	(842)	(13,144)
Net cash (used in) provided by investing activities	1,260	(842)	(13,144)

Financing activities
Net proceeds from issuance of common stock	1,183,324	9,255,274	15,115,513
Net cash provided by financing activities	1,183,324	9,255,274	15,115,513

Effect of exchange rates on cash and cash equivalents	327,331	(22,590)	(27,043)

Net (decrease) increase in cash and cash equivalents	(184,515)	8,225,931	8,797,100
Cash and cash equivalents at beginning of period	248,996	571,169	-
Cash and cash equivalents at end of period	$64,481	$8,797,100	$8,797,100

See accompanying notes to the condensed consolidated financial statements.

Osteologix, Inc. and Subsidiary
(a development stage company)

Notes to Condensed Consolidated Financial Statements
June 30, 2006 (Unaudited)

1.	Basis of Presentation and Summary of Significant Accounting Policies

Osteologix, Inc. was established as a United States subsidiary of Osteologix A/S in October 2004. Osteologix A/S was formed in Denmark on June 16, 2003 as Nordic Bone A/S. On November 18, 2004 Nordic Bone changed its name to Osteologix A/S. On May 24, 2006, Osteologix A/S became a subsidiary of the United States company Osteologix, Inc. (the “Company”).

The principal activity of the Company is the development of innovative pharmaceuticals for the treatment and prevention of diseases of bone and joint tissues. The Company’s lead product candidate, NB S101, is in clinical development for treatment of osteoporosis. The Company has not yet generated substantial revenues from its operations. Accordingly, through the date of these condensed consolidated financial statements, the Company is considered to be in the development stage.

Basis of Presentation

On May 24, 2006, privately owned Osteologix A/S completed a reverse merger transaction with Castle & Morgan Holdings, Inc., a Delaware company listed on the Over the Counter Bulletin Board market. In connection with this transaction, Castle & Morgan Holdings, Inc. changed its name to Osteologix, Inc. and its symbol to OLGX.BB. The accounting acquirer in the business combination was Osteologix A/S, and the historical consolidated financial statements prior to the merger included in these condensed consolidated financial statements reflect those of Osteologix A/S and its United States subsidiary Osteologix, Inc. The audited consolidated financial statements of Osteologix A/S as of December 31, 2005 and for each of the two years in the period ended December 31, 2005 are included in the Company’s Form SB-2 filed with the Securities and Exchange Commission on July 10, 2006.

Prior to the completion of the reverse merger, Osteologix, Inc. was the United States subsidiary of the Danish company Osteologix A/S. In October 2004 Osteologix, Inc was incorporated in Georgia, United States. The subsidiary company in the United States was established with the sole purpose of enabling Osteologix A/S to operate, pay salaries and enter into an office lease and other required agreements in the United States.. From October 1, 2004, the date of establishment of Osteologix, Inc. through May 24, 2006, the results of operations of the subsidiary Osteologix, Inc. have been included in the condensed consolidated financial statements of operations of Osteologix A/S and Subsidiary.

As a result of the merger transaction, Osteologix A/S became a wholly owned subsidiary of the Delaware company Osteologix, Inc. The principles of consolidation used in preparing the financial statements regarding the Company have changed as a result of the transaction. In prior periods, the functional currency of the Company was considered to be the Danish Kroner, whereas after the completion of the merger, the functional currency of the Company is the United States Dollar. Since the date of the transaction of May 24, 2006, the results of operations of the subsidiary Osteologix A/S have been consolidated into the condensed consolidated financial statements of operations of Osteologix, Inc. and Subsidiary.

All intercompany balances at December 31, 2005 and June 30, 2006 have been eliminated in consolidation. Capital is transferred between the United States company and its Danish subsidiary on an as needed basis, to cover all expenses, salaries and other costs incurred by the Danish company.

The Company has been in the development stage since its formation. All losses accumulated since the inception of the Company have been considered as part of the Company’s development stage activities.

The notes and accompanying condensed consolidated financial statements for interim periods ended June 30 are unaudited and reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods presented. Such adjustments consist only of normally recurring items. Operating results for the quarter and six month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006, or any future period. The preparation of these condensed consolidated financial statements in conformity with accounting principles generally accepted for reporting on interim periods in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial

Osteologix, Inc. and Subsidiary
(a development stage company)

Notes to Condensed Consolidated Financial Statements
June 30, 2006 (Unaudited)

statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from these estimates.

The condensed consolidated balance sheet at December 31, 2005 has been derived from the audited financial statements prepared in conformity with the generally accepted accounting principles.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced net losses since its inception through June 30, 2006 and expects such losses to continue as it furthers its research and development programs. As of December 31, 2005 and June 30, 2006 the Company’s cash and cash equivalents were $571,000 and $8,797,000, respectively. To fund its continuing operations, the Company completed a private placement of equity securities raising gross proceeds of $10,000,000 on May 24, 2006 (See Note 5). With the receipt of this funding, the Company believes that it is appropriate for the condensed consolidated financial statements to be prepared on a going concern basis. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Merger

The number of shares of common stock, the par value and additional paid in capital reported in prior periods in the Company’s Condensed Consolidated financial statements, including the Condensed Consolidated Balance Sheets and Condensed Consolidated Statement of Stockholders’ Equity since the Company's inception have been amended to reflect the impact of the reverse merger with Castle & Morgan Holdings, Inc. that occurred on May 24, 2006.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments which potentially subject the Company to concentrations of risk consist principally of cash and cash equivalents. The Company’s cash and cash equivalents are invested in deposits with two major banks. Deposits in one of these banks exceeded the amount of insurance provided on such deposits. The Company has not experienced any losses on its deposits of cash and cash equivalents.

The Company’s lead product candidate, NB S101, is in clinical development for treatment of osteoporosis, and is the only pharmaceutical product being tested and may never be successfully marketed or manufactured. This product candidate is in the early stages of clinical testing on a limited number of subjects. For some medical uses for which the Company hopes to market the product, to date there have been few or no studies to determine efficacy. For other uses of the product NB S101, such as osteoporosis, the clinical trials required by the Unites States Food and Drug Administration (“FDA”) are long and complex, and the Company cannot predict with any certainty when or if NB S101 might be approved for sale by the FDA or any other regulatory agency.

Foreign Currency and Currency Translation

Monetary transactions in foreign currencies are translated into United States Dollars, the functional currency at the rate of exchange at the date of transaction. Transaction gains and losses are recognized in operating expenses within the statement of operations at the average exchange rate during the period.

Monetary assets and liabilities denominated in foreign currencies are translated into United States Dollar (functional currency) at the rate of exchange at the balance sheet date.

Osteologix, Inc. and Subsidiary
(a development stage company)

Notes to Condensed Consolidated Financial Statements
June 30, 2006 (Unaudited)

These financial statements are presented in U.S. dollars. Translation of balance sheet data from the Company’s Danish Subsidiary Osteologix A/S in Danish Kroner to U.S. dollars is made at the exchange rate on the balance sheet date. Translation of operating statement and cash flow amounts is made at the average exchange rate for the period. Translation gains and losses are recognized within “Other Comprehensive Loss.”

Revenues

In accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition,” revenue received under strategic license agreements is recognized as the services are provided when there is persuasive evidence that an arrangement exists, there are no unfulfilled obligations, the price is fixed or determinable, and collectibility is reasonably assured.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the time of initial deposit to be cash equivalents.

The Company invests its surplus cash in bank term deposits, having a maturity period of between one day and one year. These deposits can be terminated early without any penalty. Accordingly, all cash resources with original maturity of three months or less have been classified as cash equivalents.

Fair Value of Financial Instruments

For financial instruments consisting of cash and cash equivalents, accounts receivable, prepaid and other assets, accounts payable and accrued liabilities included in the Company’s condensed consolidated financial statements, the carrying amounts are reasonable estimates of fair value due to their short maturities. The fair value of other short-term and long-term obligations is estimated based on current interest rates available to us for debt instruments with similar terms, degrees of risk and remaining maturities. The carrying values of these obligations approximate their fair values.

Equipment

Equipment is stated at cost and depreciated on a straight-line basis over the estimated useful lives of the related assets, which are three years for computer equipment. Upon sale or retirement of assets, the costs and related accumulated depreciation are removed from the balance sheet and the resulting gain or loss is reflected in operations. Maintenance and repairs are charged to operations as incurred

Impairment of Long-lived Assets

In accordance with the provisions of Financial Accounting Standards Board (“FASB”) Statement No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, the Company reviews long-lived assets, including equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Under Statement No. 144, an impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment, if any, is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. At June 30, 2006 and December 31, 2005, there have been no such impairments.

Research and Development Expenses

Research and development expenses consist primarily of costs associated with compensation and other expenses for research and development personnel, supplies and development materials, costs for consultants and related contract research, costs to academic research institution or contract research organizations performing research on the company’s behalf, patent expenses including fees to patent attorneys, and depreciation and amortization. Expenditures relating to research and development are expensed as incurred.

Osteologix, Inc. and Subsidiary
(a development stage company)

Notes to Condensed Consolidated Financial Statements
June 30, 2006 (Unaudited)

Development costs are capitalized if there is sufficient certainty that future earnings from the product will cover not only the production costs and sales and administrative expenses, but also the development costs themselves. However, in view of the general risk involved in the development of pharmaceutical products, and the fact that the company’s lead product, NB S101 is in early stage clinical development, the Company assesses that sufficient certainty cannot be obtained at present and therefore all development costs have been expensed in the year incurred.

General and Administrative Expenses

Administrative expenses comprise expenses for administrative staff including compensation and benefits, management, board of directors expenses, office premises, office expenses, administrative consulting, and depreciation and impairment losses.

Income Taxes

The Company accounts for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. The Company files tax returns in both Denmark and the United States based on its operations in those countries.

Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Net Loss Per Share and Anti-dilutive Securities

Basic and diluted net loss per share have been computed using the weighted-average number common shares outstanding during the period. The following potentially dilutive outstanding securities were issued to employees and board members for services provided to the Company and were not considered in the computation of diluted net loss per share because such shares would be anti-dilutive:

	December 31, 2005	June 30, 2006
Total warrants to purchase common shares	979,307	979,307

On May 24, 2006, Osteologix entered into a reverse merger transaction with Castle & Morgan Holdings, Inc. As a part of this transaction, the 100,000 outstanding warrants of Osteologix A/S prior to the merger were cancelled and 979,307 new warrants were issued for Osteologix, Inc. stock at a conversion ratio of 9.79307 per share.

Accounting for Stock-Based Compensation

The Company adopted the requirements of SFAS 123(R) effective January 1, 2006, utilizing the Prospective Transition method, by which the Company has recognized the cost of share-based payments based on their grant date fair value from the beginning of the fiscal period in which the provisions of SFAS 123(R) were first adopted. Measuring and assigning of compensation cost for share-based grants made prior to, but not vested as of, the date of adopting SFAS 123(R) have been based upon the same estimate of grant-date fair value previously disclosed under SFAS 123 in a pro forma manner under the minimum-value method.

Prior to the completion of the merger with Castle & Morgan Holdings, Inc., Osteologix A/S had one share based compensation plan. In 2003, the Board of Directors adopted the 2003 Equity Incentive Plan (the “2003 Equity Plan”). The 2003 Equity Plan provided for the issuance of options, warrants and stock awards and reserved up to 200,000 shares of common stock for issuance under the plan. Warrants granted at fair market value on the date of the grant had a term of 10 years and became exercisable over the vesting period of three years.

Osteologix, Inc. and Subsidiary
(a development stage company)

Notes to Condensed Consolidated Financial Statements
June 30, 2006 (Unaudited)

The amount of compensation expense recognized during the three months ended March 31, 2006 under the 2003 plan was $28,543. The Company recorded no income tax benefits for share-based compensation arrangements for the three months ended March 31, 2006, as the Company has cumulative operating losses, for which a valuation allowance has been established. As of March 31, 2006, there was $127,402 of total unrecognized compensation cost related to non-vested share based compensation arrangements granted under the 2003 Equity Plan, which was expected to be recognized through 2008 as warrants vest.

On May 24, 2006, Osteologix, Inc. entered into a reverse merger transaction. As a part of this transaction, the outstanding warrants of Osteologix A/S prior to the merger were cancelled and new warrants were issued for Osteologix, Inc. stock at a conversion ratio of 9.79307 per share. In accordance with Fas123(R), cancellation of an award accompanied by the concurrent grant of a replacement award is accounted for as a modification of the terms of the cancelled award. Incremental compensation cost is measured as the excess of the fair value of the replacement award over the fair value of the cancelled award at the cancellation date. The total compensation cost measured at the date of a cancellation and replacement is the portion of the grant-date fair value of the original award for which the requisite service has already been rendered at that date plus the incremental cost resulting from the cancellation and replacement.

The Company recorded additional compensation expense in the quarter ended June 30, 2006 for the excess of the fair value of the modified share warrants issued over the fair value of the original share warrants at the date of the exchange. For the vested portion of the grants, the Company recognized the $275,000 accumulated difference in fair value. For the unvested portion, the Company will recognize the remaining difference in fair value of $97,000 over the remaining vesting periods.

The fair value of employee warrant awards is estimated on the date of grant using the Black-Scholes option valuation model which uses the following assumptions. The warrants granted prior to January 1, 2006 were valued under the minimum value method, which assumes a volatility of zero, expected term of 5 years for employee grants and 10 years for non-employee director grants, expected dividend of zero, and a risk free rate for periods related to the expected life of the warrants based on the U.S. Treasury yield curve in effect at the time of grant. For grants made after the January 1, 2006 adoption of FAS123 (R), the expected volatility is based on the historical volatilities of comparable companies. The expected term of warrants is determined utilizing the safe harbor calculation established in Staff Accounting Bulletin 107. The risk free rate for periods related to the expected life of the warrants is based on the U.S. Treasury yield curve in effect at the time of grant. The Company grants warrants to both employees and non-employee directors, for whom the vesting period of the grants is three years. A summary of warrant activity:

	Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Outstanding at June 30, 2006	979,307	$1.03	$360,000
Exercisable at June 30, 2006	709,645	$1.03	$261,000

If factors change and the Company employs different assumptions in the application of SFAS 123(R) in future periods, the compensation expense that is recorded under SFAS 123(R) may differ significantly from what was recorded in the current period. Therefore, the Company believes it is important for investors to be aware of the high degree of subjectivity involved when using option pricing models to estimate share-based compensation under SFAS 123(R). Option-pricing models were developed for use in estimating the value of traded options, which are listed on organized exchange markets, that have no vesting or hedging restrictions, are fully transferable and do not cause dilution. Because share-based payments have characteristics significantly different from those of freely traded, listed options, and because changes in the subjective input assumptions can materially affect estimates of fair values, in the Company’s’ opinion, existing valuation models, including the Black-Scholes and lattice binomial models, may not provide reliable measures of the fair values of share-based compensation. Consequently, there is a risk that estimates of the fair values of share-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those share-based payments in the future. Employee stock warrants may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in financial statements. Alternatively, value may be realized from these instruments that are significantly in excess of the fair values originally estimated on the grant date and reported in financial statements. There is currently no market-based mechanism or other practical

Osteologix, Inc. and Subsidiary
(a development stage company)

Notes to Condensed Consolidated Financial Statements
June 30, 2006 (Unaudited)

application to verify the reliability and accuracy of the estimates stemming from these valuation models, nor is there a means to compare and adjust the estimates to actual values. Although the fair value of employee share-based awards is determined in accordance with SFAS 123(R) and SAB 107 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

Estimates of share-based compensation expenses may be significant to the Company’s financial statements but expenses based on the Black-Scholes option valuation model are estimates and will never result in the payment of cash by the Company.

The guidance in SFAS 123(R) and SAB 107 is relatively new, and best practices are not well established. The application of these principles may be subject to further interpretation and refinement over time. There are significant differences among option valuation models, and this may result in a lack of comparability with other companies that use different models, methods and assumptions.

Prior to the adoption of SFAS 123(R), the Company accounted for stock warrant grants in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related Interpretations. Under APB 25, when the exercise price of employee stock warrants equaled the market price of the underlying stock on the date of the grant, no compensation expense was recognized.

Stock-based compensation arrangements to non-employees are accounted for in accordance with Statement of Financial Accountings Standards (“SFAS 123”), Emerging Issues Task Force 96-18 (“EITF 96-18”) Accounting for Equity Instruments that are issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods, or Services, and related Interpretations, using a fair value approach, and the compensation costs of such arrangements are subject to re-measurement over their vesting terms, as earned.

As permitted by SFAS 123, and as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” (“SFAS 148”), the Company elected to apply the provisions of APB 25 and related interpretations in accounting for its employee stock warrant and stock purchase plans prior to the adoption SFAS123 (R) on January 1, 2006. The Company was not required under APB 25 and related interpretations to recognize compensation expense in connection with its employee stock warrant and stock purchase plans when exercise prices were not less than fair value.

Pro forma information regarding net loss and net loss per share is required to be reported in financial footnotes by SFAS 148 and has been determined as if the Company had accounted for its employee stock warrants under the fair value method prescribed by the SFAS 123. The Company made no issuances of warrants in 2004. The fair value for the warrants granted was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility calculations, based on historical data, of zero in 2005, and 2004 (based on the minimum value method); expected option lives of five years and no dividend yield for each of 2005 and 2004. Weighted average risk free interest rate assumptions were based on U.S. government bonds, with maturities equal to the expected option lives, of 3.29% and 3.54% for grants in 2005 and 2003, respectively.

For purposes of pro forma disclosures, the estimated fair value of the warrants is amortized to expense over the vesting period of the options using the straight-line method. The Company’s pro forma information follows (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Net loss applicable to common stockholders, as reported	$(939)	$(1,565)
Less: total stock-based employee compensation determined under fair value based method for all awards	(51)	(63)
Net loss applicable to common stockholders, pro forma	$(990)	$(1,628)
Net loss per common share, basic and diluted:
As reported	$(0.11)	$(0.19)

Pro forma	$(0.12)	$(0.20)

Osteologix, Inc. and Subsidiary
(a development stage company)

Notes to Condensed Consolidated Financial Statements
June 30, 2006 (Unaudited)

The weighted average estimated minimum exercise price of warrants granted was $1.03, per share.

Comprehensive Income (Loss)

In accordance with FASB Statement No. 130, Reporting Comprehensive Income, all components of comprehensive income (loss), including net income (loss), are reported in the financial statements in the period in which they are recognized. Net income (loss) and other comprehensive income (loss), consisting solely of foreign currency translation adjustments, are reported, net of any related tax effect, to arrive at comprehensive income (loss).

2.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	December 31, 2005	June 30, 2006

Prepaid expenses	$22,085	$87,171
Value added tax credit receivable	263,089	154,461
Deposits	10,947	11,852
	$296,121	$253,484

3.	Selected Balance Sheet Detail

Equipment consisted of the following:

	Useful lives	December 31,	June 30,
	in years	2005	2006
Computer equipment	3	$12,301	$13,144
Less accumulated depreciation		5,746	8,392
Equipment, net		$6,555	$4,752

Depreciation was $3,239 for the year ended December 31, 2005 and $2,646 for the six months ended June 30, 2006.

Other accrued liabilities consisted of the following:

	December 31, 2005	June 30, 2006
Employee benefits	$52,254	$47,942
Accrued professional fees	147,500	78,206
Total accrued liabilities	$199,754	$126,148

Osteologix, Inc. and Subsidiary
(a development stage company)

Notes to Condensed Consolidated Financial Statements
June 30, 2006 (Unaudited)

4.	Commitments and Contingencies

Leases

In December 2003, the Company entered into a lease (the “DK-lease”) for office space located at Fruebjergvej 3, DK-2100 Copenhagen Ø, Denmark, with a term from December 15, 2003 through December 15, 2006. Minimum rent for the DK-lease is at the rate of $28,000 per annum, payable in equal quarterly installments of $7,000. In addition, upon execution of the DK-lease, the Company prepaid a deposit of $7,000. The Company has the right to terminate the DK-lease agreement prematurely with a six-month notice. Included in the rent are costs for general building maintenance, cleaning and heating of the premises, whereas other costs related to the premises (i.e. electricity) are paid separately. The DK-lease agreement provides for the annual adjustment of the rent. In 2006 the rent is expected to be increased by 5.8 % compared to 2005.

In December 2004, the Company entered into a lease (the “United States lease”) for office space with a term from December 1, 2004 through April 30, 2006. Minimum rent for the lease is initially $2,688 per month. In addition, upon execution of the lease, the Company paid a security deposit of $4,000.

Rent expense, which includes lease payments related to the Company’s corporate headquarters and research and development facility and other rent related expenses, was $15,362 and $54,972 for the periods ended December 31, 2004 and 2005, respectively.

Annual future minimum payments under operating leases at December 31, 2005 are $40,375.

Employment Agreements

On October 18, 2004, the Company entered an employment agreement with its president and chief executive officer which provides for an annual salary of $400,000 with annual salary reviews by October of each year, which resulted in his salary increasing to $420,000 as of October 18, 2005, and four weeks vacation each year. The employment agreement requires the Company to pay for all of his medical expenses, $1,400,000 of life insurance coverage and disability insurance. The agreement also requires the Company to pay $1,275 per month toward an auto lease and related maintenance and operations. The president was granted warrants to purchase 52,000 shares of the Company’s common stock at an exercise price of DKK 62.50 ($9.87) per share. As a result of the share and exchange agreement in May 2006, these warrants were exchanged for 509,240 warrants with an exercise price of $1.03.

On November 10, 2003, the Company entered an agreement with the chairman of the Company’s Board of Directors, which, as amended, provides for an annual compensation of DKK 360,000 ($56,872) and warrants to purchase 15,000 shares of Company’s common stock at an exercise price of DKK 62.50 ($9.87) per share. As a result of the share and exchange agreement in May 2006, these warrants were exchanged for 146,896 warrants with an exercise price of $1.03.

On November 1, 2003, the Company entered an employment agreement with its chief operating officer, which, as amended, provides for an annual salary of DKK 756,000 ($119,432), annual salary reviews by January of each year and five weeks vacation each year. The COO was granted warrants to purchase 25,000 shares of the Company’s common stock at an exercise price of DKK 62.50 ($9.87) per share. As a result of the share and exchange agreement in May 2006, these warrants were exchanged for 244,827 warrants with an exercise price of $1.03.

On August 16, 2004, the Company entered an employment agreement with its manager of clinical development which, as amended, provides for an annual salary of DKK 342,000 ($54,028), annual salary reviews by August of each year and five weeks vacation each year. Pursuant to her employment agreement, the manager’s working schedule is 20 hours per week.

The annual compensation expenses for all of these employment agreements are included as a component of the Company’s general and administrative expenses in the accompanying consolidated statements of operations.

Osteologix, Inc. and Subsidiary
(a development stage company)

Notes to Condensed Consolidated Financial Statements
June 30, 2006 (Unaudited)

Prior to the completion of the merger transaction with Castle & Morgan, the Company’s board of directors, employees, and scientific advisors owned 100,000 warrants to purchase common stock at an exercise price of 62.5 DKK (US$9.87) with vesting periods of up to 3 years. The warrants were exercisable upon vesting until July 1, 2013. As a result of the share and exchange agreement in May 2006, these warrants were exchanged for a total of 979,307 warrants with an exercise price of $1.03.

5.	Merger and Financing Transactions

On May 24, 2006, Osteologix A/S, a privately owned company, entered into a share and warrant exchange agreement with Castle & Morgan Holdings, Inc. (“Castle & Morgan”), a Delaware company listed on the Over-the-Counter Bulletin Board market. Castle & Morgan acquired all of the issued and outstanding shares of stock of Osteologix A/S in exchange for the issuance in the aggregate of 10,504,693 shares of common stock. In addition, an aggregate of 100,000 warrants to purchase common stock of Osteologix A/S were exchanged for options to purchase 979,307 shares of common stock of the Company. Concurrent with the share and warrant exchanges, a group of investors entered into a series of subscription agreements with Osteologix A/S's wholly-owned subsidiary, Osteologix, Inc. for the issuance in the aggregate of 7,656,000 shares of common stock for aggregate gross proceeds equal to $10,000,000 in a series of transactions exempt from registration under the Securities Act. The shares of common stock acquired by the investors were then exchanged for shares of the Company in connection with the share exchange. Following the completion of the transaction, Castle & Morgan changed its name to Osteologix, Inc. As a result of the transactions, the former parent Osteologix A/S has become a subsidiary of Osteologix, Inc. (the "Company").

In connection with the share and exchange agreement, the Company entered into a Registration Rights Agreement and agreed to file, within 45 days of the Closing Date, a registration statement registering for resale the shares exchanged. In addition, the Company agreed with certain of its existing investors to register all of the shares of common stock they currently hold in the same registration statement as it will be filing with respect to the shares issued in the exchange.

The Company’s registration statement on Form SB-2 was declared effective by the SEC on August 10, 2006. Pursuant to the terms of the related Registration Rights Agreements, should the registration statement fail to remain effective during the time periods specified in these agreements, the Company will be required to pay liquidated damages in an amount equal to 2% of the original purchase price of such shares and may be required, in certain circumstances, to continue to pay such amount on each monthly anniversary of the failure to be so effective.

6.	Agreement with Aditech AB

In November 2005, the Company entered into a Patent License Agreement with Aditech AB (“Aditech”), a Swedish limited liability company owned by Nordic Biotech, who owns 50% of Osteologix, Inc., that gives Aditech certain rights to the development of pharmaceutical products for some non-osteoporosis indications vested in the Company’s patent portfolio, in exchange for a royalty of future products revenues obtained by Aditech upon commercialization of any product developed as a result of this Agreement. The Company granted Aditech a worldwide exclusive license to patent applications pertaining to certain compounds other than strontium compounds. These out-licensed IP rights concerning non-strontium compounds and their use are outside the core focus of the Company’s business. Aditech granted to the Company a worldwide exclusive license under its future patent applications/patents as they relate to strontium compounds. For the rights granted, Aditech paid the Company a fee of $750,000 in February 2006, and is further obligated to pay a 2.5% royalty of future net sales of products developed by Aditech under the Company’s license. The $750,000 was previously recognized as revenue for the year ended December 31, 2005. Osteologix A/S shall pay Aditech a 1.5% royalty of future net sales of products comprising strontium compounds.

7.	Stockholders’ Equity

Rights of Common Stockholders

Each common share entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. When a dividend is declared by the Board, all stockholders are entitled to receive a fixed dividend. To date, no dividends have been declared. All shares issued in the company are of the same class, and have equal liquidation, preference, and adjustment rights.

Osteologix, Inc. and Subsidiary
(a development stage company)

Notes to Condensed Consolidated Financial Statements
June 30, 2006 (Unaudited)

Share Warrant Plan

Prior to the completion of the merger, the Company had established a warrant plan as follows:

On October 15, 2003, the Company’s board of directors was authorized to issue 100,000 warrants to the Company's directors, employees and advisors to purchase shares. In 2004, the Company further increased the available warrant pool such that until July 2013, the Board was authorized to issue an additional 100,000 warrants on common shares at an exercise price of 62.5 DKK (US$9.87) per share. The Company has issued a total of 100,000 warrants under this plan to board members, employees, and advisors with an exercise price of 62.50 DKK (US$9.87) and vesting terms of 3 years as of December 31, 2005, subject to accelerated vesting under certain circumstances including merger or sale of the Company and registration of Company common stock on a registered exchange. The warrants are exercisable upon vesting until July 1, 2013. In connection with the share and warrant exchange in May 2006, the outstanding warrants as of May 24, 2006 were exchanged for a total of 979,307 warrants with an exercise price of $1.03. These warrants were not issued under a formal option plan, and shareholder approval has not been obtained for these warrants.

A summary of the Company’s share warrant activity and related information is as follows (as adjusted for the conversion that resulted from the May 2006 share and exchange agreement ):

	Warrants Outstanding	Weighted Average Exercise Price
Balance at December 31, 2003	391,723	$1.03
Granted	—
Expired	—
Balance at December 31, 2004	391,723	1.03
Granted	587,584	1.03
Expired	—
Balance at December 31, 2005	979,307	1.03

The following table summarizes information about warrants outstanding at December 31, 2005:

		Weighted Average
		Remaining
	Number	Contractual Life	Number
Exercise Price	Outstanding	(Years)	Exercisable
$1.03	979,307	7.5	526,877

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OPERATION

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE INFORMATION CONTAINED IN THE FINANCIAL STATEMENTS OF THE COMPANY AND THE NOTES THERETO APPEARING ELSEWHERE HEREIN AND IN CONJUNCTION WITH THE MANAGEMENT’S DISCUSSION AND ANALYSIS SET FORTH IN THE COMPANY’S CURRENT REPORT ON FORM 8-K FOR THE EVENTS OCCURRING ON MAY 24, 2006 AND THE PREDECESSOR COMPANY’S (CASTLE & MORGAN HOLDINGS, INC.) ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2005.

PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Form 10-QSB that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These include statements about the Registrant’s expectations, beliefs, intentions or strategies for the future, which are indicated by words or phrases such as “anticipate,” “expect,” “intend,” “plan,” “will,” “the Registrant believes,” “management believes” and similar words or phrases. The forward-looking statements are based on the Registrant’s current expectations and are subject to certain risks, uncertainties and assumptions. The Registrant’s actual results could differ materially from results anticipated in these forward-looking statements. All forward-looking statements included in this document are based on information available to the Registrant on the date hereof, and the Registrant assumes no obligation to update any such forward-looking statements. References in this filing to the “Company”, “we”, “us”, and “our” refer to Osteologix, Inc. and its subsidiaries.

Except for the historical information contained herein, the matters discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this report are forward-looking statements that involve risks and uncertainties. The factors listed in the section captioned “Risk Factors,” as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from those projected. Except as may be required by law, we undertake no obligation to update any forward-looking statement to reflect events after the date of this report.

Background.

Osteologix A/S was formed on June 16, 2003 in Denmark as Nordic Bone A/S, based on intellectual property (IP) rights related to its primary aim of developing a product to treat osteoporosis. Major activities of the Company started in 2004 with chemistry and in vitro studies for the selection and development of NB S101. In October 2004, Osteologix, Inc. was formed as a United States subsidiary and established an office in San Francisco when Charles J. Casamento became its CEO and President. We expanded our operational capabilities to enter clinical studies in 2005. As of December 31, 2005, Osteologix A/S was 100% owned by the venture capital fund Nordic Biotech K/S.

On May 24, 2006, Osteologix A/S, a privately owned Danish company, entered into a share and warrant exchange agreement (the “Exchange Agreement”) with Castle & Morgan Holdings, Inc. (“Castle & Morgan”), a Delaware company listed on the Over-the-Counter Bulletin Board market. Castle & Morgan acquired all of the issued and outstanding shares of stock of Osteologix A/S in exchange for the issuance in the aggregate of 10,504,693 shares of common stock. In addition, an aggregate of 100,000 warrants to purchase common stock of Osteologix A/S were exchanged for warrants to purchase 979,307 shares of common stock of the Company. Concurrent with the share and warrant exchanges, a group of investors entered into a series of subscription agreements with Osteologix A/S's wholly-owned subsidiary, Osteologix, Inc. for the issuance in the aggregate of 7,656,000 shares of common stock for aggregate gross proceeds equal to $10,000,000 in a series of transactions exempt from registration under the Securities Act. The shares of common stock acquired by the investors were then exchanged for shares of the Company in connection with the share exchange. Concurrent with the transactions, Castle & Morgan changed its name to Osteologix, Inc. and Osteologix A/S became a wholly owned subsidiary of Osteologix, Inc (the Company).

Osteologix exists to develop innovative pharmaceuticals for the treatment and prevention of diseases of bone and joint tissues. Our development program is currently focused on pharmaceutical use of strontium compounds for metabolic diseases, and in particular development of our lead candidate, strontium malonate, NB

S101 for treatment of osteoporosis. This development program builds on the previous experience with other strontium salts, which have been demonstrated clinically to reduce vertebral as well as non vertebral fracture rate and to increase bone mineral density. Studies performed in animals, as well as histological and biomarker assessments of samples from human subjects treated with strontium ranelate, support the theory that strontium salts have a unique mechanism of action on bone metabolism in that they reduce bone resorption while maintaining or increasing the formation of new bone. This results in a systemic improvement in bone strength and quality. At the inception of Osteologix, Nordic Biotech assigned several patent applications relating to strontium and pharmaceutical uses of strontium salts to the Company. The toxicological properties and bone effects of strontium is well documented in scientific papers and recent clinical trials. This leads us to believe our development program may have lower risk compared to programs based on unprecedented chemical classes.

We are developing our lead candidate, strontium malonate (NB S101), as a new regimen for treatment of primary osteoporosis and, eventually, for prophylaxis thereof. NB S101 is a once-daily oral tablet delivery formulation. Studies carried out with another salt form of strontium known as strontium ranelate as well as earlier studies with other strontium salts suggest that ionic strontium has an ability to decrease resorption of bone while maintaining or increasing formation of new bone. This has also been established for our compound strontium malonate, NB S101, in preclinical studies. Recently, we completed the first phase I studies of the pharmacokinetic (PK) properties of NB S101. The studies revealed that strontium is well absorbed from NB S101 formulated in tablets, and also demonstrated that a one gram tablet dose of NB S101 results in the same level of strontium in human serum as the Protelos sachet containing two grams of strontium ranelate. Thus, the study reveals that our tablet formulation is approximately bioequivalent to the marketed sachet product that already has been proven safe and efficacious in osteoporetic patients. Accordingly, this study forms the basis for our phase II program and the pursuit of the clinical development in osteoporosis.

CRITICAL ACCOUNTING POLICIES

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities, if any, at the date of the financial statements as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We consider our accounting policies related to estimates, revenue recognition, and research and development expenses to be critical.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. The Company does not believe that there are any critical or significant accounting estimates included in the condensed consolidated financial statements.

Revenues

In accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition,” revenue received under strategic license agreements is recognized as the services are provided when there is persuasive evidence that an arrangement exists, there are no unfulfilled obligations, the price is fixed or determinable, and collectibility is reasonably assured.

Research and Development Expenses

Research and development expenses consist primarily of costs associated with compensation and other expenses for research and development personnel, supplies and development materials, costs for consultants and related contract research, costs to academic research institution or contract research organizations performing research on the company’s behalf, patent expenses including fees to patent attorneys, and depreciation and amortization. Expenditures relating to research and development are expensed as incurred.

Development costs are capitalized if there is sufficient certainty that future earnings from the product will cover not only the production costs and sales and administrative expenses, but also the development costs themselves. However, in view of the general risk involved in the development of pharmaceutical products, and the fact that the company’s lead product, NB S101 is in early stage clinical development, the Company assesses that sufficient certainty cannot be obtained at present and therefore all development costs have been expensed in the year incurred.

Stock-based compensation expense

Effective January 1, 2006 we adopted SFAS 123(R) using the prospective transition method. Under the fair value recognition provisions of SFAS 123(R), we recognize stock-based compensation cost for those shares expected to vest over the service period of the award. Prior to SFAS 123(R) adoption, we accounted for share-based payments under APB 25.

Calculating stock-based compensation expense requires the input of highly subjective assumptions, including the expected term of the stock-based awards, stock price volatility, and pre-vesting option forfeitures. We estimate the expected life of warrants granted based on the simplified method provided in SAB 107 for “plain vanilla” warrants. We estimate the volatility of our common stock at the date of grant based on the historical volatility of a set of comparable companies. The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience of our stock-based awards that are granted, exercised and cancelled. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period.

If factors change and we employ different assumptions in the application of SFAS 123(R) in future periods, the compensation expense that we record under SFAS 123(R) may differ significantly from what we have recorded in the current period. Therefore, we believe it is important for investors to be aware of the high degree of subjectivity involved when using option pricing models to estimate share-based compensation under SFAS 123(R). Option-pricing models were developed for use in estimating the value of traded options, which are listed on organized exchange markets, that have no vesting or hedging restrictions, are fully transferable and do not cause dilution. Because our share-based payments have characteristics significantly different from those of freely traded, listed options, and because changes in the subjective input assumptions can materially affect our estimates of fair values, in our opinion, existing valuation models, including the Black-Scholes and lattice binomial models, may not provide reliable measures of the fair values of our share-based compensation. Consequently, there is a risk that our estimates of the fair values of our share-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those share-based payments in the future. Employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments that are significantly in excess of the fair values originally estimated on the grant date and reported in our financial statements. There is currently no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models, nor is there a means to compare and adjust the estimates to actual values. Although the fair value of employee share-based awards is determined in accordance with SFAS 123(R) and SAB 107 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

Estimates of share-based compensation expenses are significant to our financial statements, but these expenses are based on the Black-Scholes option valuation model and such valuations are not believed to result in the payment of cash by us.

The guidance in SFAS 123(R) and SAB 107 is relatively new, and best practices are not well established. The application of these principles may be subject to further interpretation and refinement over time. There are significant differences among option valuation models, and this may result in a lack of comparability with other companies that use different models, methods and assumptions.

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces Accounting Principles Board Opinion, or APB, No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” (“SFAS No. 154”). This statement requires retrospective application, unless impracticable, for changes in accounting principles in the absence of transition requirements specific to newly adopted accounting principles. The provisions of SFAS No. 154 will be effective for us beginning on September 1, 2006. We are currently evaluating the impact, if any, of this statement on our financial position and results of operations.

NATURE OF THE OPERATIONS OF THE COMPANY

The principal activity of Osteologix is the development of innovative pharmaceuticals for the treatment and prevention of diseases of bone and joint tissues. Our lead product candidate, NB S101, is in clinical development for treatment of osteoporosis.

Our strategy has been to in-license and develop drug candidates that target major medical needs and that can be rapidly commercialized. Our experienced management team oversees the human clinical trials necessary to establish preliminary evidence of efficacy, and we have sought partnerships with pharmaceutical and biotechnology companies for late-stage development and marketing of our product candidates. We anticipate that we may continue to acquire and develop products and will develop the resources to market these products in selected world regions.

Our general and administrative expenses have increased as a result of our establishing U.S. operating entity in October 2004. As a result of this activity, we have leased an additional office facility in San Francisco, California in order to support the corporate activities in the U.S. Our general and administrative expenses have also increased as we have added management and operating consultants to support these activities. We have incurred significant losses each year since our inception.

We expect to incur additional operating losses through at least fiscal 2009 as we continue our drug development efforts. Our development expenses were higher in the year ended December 31, 2005 as a result of the preparation for clinical trials of NB S101. Although we have received funds from the license agreement from Aditech in early 2006 and the private placement of securities in May 2006 that we expect to provide sufficient cash to fund our ongoing operations, we may seek to raise additional capital as market conditions permit. However, there can be no assurance that funding will be available or that, if available, it will be on acceptable terms.

RESULTS OF OPERATIONS

Revenues

In November 2005, the Company entered into a Patent License Agreement with Aditech AB, for which it recognized revenues of $750,000 in the quarter ended December 31, 2005. There were no revenues recorded in the three or six months ended June 30, 2006 and 2005.

Research and Development Expenses

		Decrease			Decrease
		From Period			From Period
Three Months Ended June 30,		in Prior	Six Months Ended June 30,		in Prior
2005	2006	Year	2005	2006	Year

$612,000	$433,000	$(179,000)	$951,000	$693,000	$(258,000)

Research and development expenses of $433,000 in the quarter ended June 30, 2006 decreased by $179,000 compared to expenses of $612,000 in the same period of 2005. Research and development expenses of $693,000 in the six months ended June 30, 2006 decreased by $258,000 compared to expenses of $951,000 in the same period of 2005. The decrease in research and development expenses in the 2006 periods over the same periods of the prior year was due to the completion in prior periods of pre-clinical activities to support clinical trials of NB S101 and completion of our Phase I clinical trial of NB S101 in 2005.

We anticipate that the level of clinical-related expenditures for research and development expenses will increase in the future as we begin to enroll patients in the clinical Phase II trials.

General and Administrative Expenses

		Increase			Increase
		From Period			From Period
Three Months Ended June 30,		in Prior	Six Months Ended June 30,		in Prior
2005	2006	Year	2005	2006	Year

$327,000	$772,000	$445,000	$615,000	$1,132,000	$517,000

General and administrative expenses of $772,000 in the quarter ended June 30, 2006 increased by $445,000 compared to $327,000 for the same period in 2005. General and administrative expenses of $1,132,000 in the six months ended June 30, 2006 increased by $517,000 compared to $615,000 for the same period in 2005. The increase during both periods resulted primarily from additional expenses incurred by the U.S. operating entity that was established in October 2004, including administrative consultants, salaries and benefits. In addition, during the six months ended June 30, 2006, we recorded stock-based compensation expenses of $303,100 based on the implementation of FAS123R as of January 1, 2006, whereas prior to that date, stock based compensation expenses were disclosed under FAS123, but not recorded.

Liquidity and Capital Resources

	June 30, 2006	December 31, 2005
Cash and cash equivalents	$8,797,000	$571,000
Working capital	8,686,000	936,000

	Six Months Ended
	June 30, 2006	June 30, 2005

Cash provided by (used in):
Operating activities	$(1,006,000)	$(1,696,000)
Investing activities	(1,000)	1,000
Financing activities	9,255,000	1,183,000

Since we were founded in 2003, we have applied the majority of our resources to research and development programs and have generated limited operating revenues and we expect to continue to incur losses in the future resulting from our ongoing research and development efforts.

As of June 30, 2006, we had cash and cash equivalents of $8,797,000. The balance of cash and cash equivalents at June 30, 2006 increased by $8,226,000 from cash and cash equivalents of $571,000 as of December 31, 2005, resulting from our operating, investing and financing activities during the year.

On May 24, 2006, we entered into a series of subscription agreements for the issuance in the aggregate of 7,656,000 shares of common stock for aggregate gross proceeds equal to $10,000,000 in a series of transactions exempt from registration under the Securities Act (the “Share Sale”). Our cash and cash equivalents of $8,797,000 as of June 30, 2006 includes the remaining portion of the $10,000,000 raised in connection with the Share Sale.

The accompanying condensed consolidated financial statements have been prepared assuming the we will continue as a going concern. We have experienced net losses since its inception through June 30, 2006 and expect such losses to continue as we further our research and development programs. As of December 31, 2005 and June 30, 2006 cash and cash equivalents were $571,000 and $8,797,000, respectively. To fund our continuing operations, we completed a private placement of equity securities raising gross proceeds of $10,000,000 on May 24, 2006. With the receipt of this funding, we believe that it is appropriate for the condensed consolidated financial statements to be prepared on a going concern basis. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash Flows from Operating Activities

We used cash of $1,006,000 during the six months ended June 30, 2006, primarily from our operating loss of $1,788,000 balanced by our receipt of $750,000 in January related to the payment of outstanding accounts receivables.

Cash Flows from Investing Activities

During the six months ended June 30, 2006, we used $1,000 due to changes in the valuation of our equipment balances.

Cash Flows from Financing Activities

Financing activities provided cash of $9,255,000 in the six months ended June 30, 2006, and consisted of the value of the common stock we sold to investors.

We believe that our available cash, cash equivalents of as of June 30, 2006 will provide adequate liquidity to fund our operations through at least the next twelve months. However, we may seek to raise additional liquidity to fund our operations in periods thereafter or to acquire development projects for our pipeline. Accordingly, we may seek to raise additional funds when market conditions permit. However, there can be no assurance that funding will be available or that, if available, will be on acceptable terms.

Our future capital requirements will depend on a number of factors, including:

•	the progress of our clinical development programs;

•	the time and cost involved in obtaining regulatory approvals;

•	the cost of filing, prosecuting, defending, and enforcing patent claims and other intellectual property rights;

•	the acquisition or licensing of new drug candidates;

•	competing technological and market developments;

•	our ability to establish collaborative relationships; and

•	the development of commercialization activities and arrangements.

We do not have any off-balance sheet arrangements as defined by rules recently enacted by the Financial Accounting Standards Board, and accordingly, no such arrangements are likely to have a current or future effect on our financial position, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3. CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including our principal executive officer and principal accounting officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, the Company’s principal executive officer and principal accounting officer concluded as of the Evaluation Date that the Company’s disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to the Company, including our consolidating subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

Additionally, there were no changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On May 24, 2006 (the “Closing Date”), the Registrant entered into a Share and Warrant Exchange Agreement (the “Exchange Agreement”) with Osteologix A/S, a privately owned Danish company (“Osteologix A/S”), the owner of all of Osteologix A/S’s shares (the “Shareholder”), certain warrant holders named therein (the “Warrantholders”) and the attorney-in-fact for certain investors (the “Investors”), pursuant to which the Registrant acquired all of the issued and outstanding shares of stock of Osteologix A/S in exchange for the issuance in the aggregate of 10,504,693 shares of common stock of the Registrant (the “Shares”) to the Shareholder (the “Share Exchange”) . In addition, an aggregate of 100,000 warrants to purchase common stock of Osteologix A/S were exchanged for warrants to purchase 979,307 shares of common stock of the Registrant (the “Warrant Exchange”).

Concurrent with the Share Exchange, the Investors entered into a series of subscription agreements with Osteologix A/S's wholly-owned subsidiary, Osteologix, Inc. for the issuance in the aggregate of 7,656,000 shares of common stock for aggregate gross proceeds equal to $10,000,000 in a series of transactions exempt from registration under the Securities Act (the “Share Sale”). The shares of common stock acquired by the Investors were then exchanged for shares of the Registrant in connection with the Share Exchange. In connection with the Share Sale, the Registrant has agreed to provide the Investors rights to register the shares of common stock pursuant to the terms of a registration rights agreement (the “Registration Rights Agreement”).

As a result of the Share Exchange and the Share Sale, Osteologix A/S became a wholly-owned subsidiary of the Registrant and the Shareholder and the Investors acquired approximately 87% of the Registrant’s issued and outstanding stock. The Registrant currently has a total of 21,094,688 issued and outstanding shares of Common Stock. The Shareholder has agreed with the Registrant not to sell any of the Shares it was issued in the Share Exchange in a transaction that would require registration under the Securities Act of 1933 until one year after the Closing Date.

In connection with the Share Exchange and Share Sale, the Registrant entered into a Registration Rights Agreement with the Investors and agreed to file, within 45 days of the Closing Date, a registration statement registering for resale the shares exchanged by the Registrant for the Investors’ shares. In addition, on the Closing Date the Registrant granted piggyback registration rights to certain of its existing investors to register all of the shares of Common Stock they currently hold in the same registration statement it filed for Shares issued to the Investors, and in connection with any future registration statements it may file (under certain circumstances). The registration statement with respect to the resale of the Shares was filed with the Commission on July 10, 2006 and amended on August 2, 2006 and August 9, 2006 and declared effective by the Commission on August 10, 2006.

The foregoing descriptions of the Subscription Agreement and the Registration Rights Agreement are merely summaries, and are not intended to be complete. The Subscription Agreement is filed as exhibit 10.2 and the Registration Rights Agreement is filed as exhibit 10.3 to Form 8-K dated May 24, 2006, and the full text of each such exhibit is incorporated herein by reference.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

(a)	EXHIBITS

The following exhibits are filed as part of this report:

Exhibit Number	Description
31.1
Certification of Chief Executive Officer and Principal Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and the Principal Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 11, 2006
OSTEOLOGIX, INC.

By:  /s/ Charles Casamento
Name: Charles Casamento
Title: Principal Financial Officer,
Chief Executive Officer and President

By:  /s/ Stephan Christgau
Name: Stephan Christgau
Title: Vice President and Chief Operating Officer