Form 10QSB
period 2006-09-30
Osteologix, Inc.
filed 2006-11-13
CIK 1278129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPEMBER 30, 2006

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

There were 21,020,688 shares outstanding of the issuer’s common stock outstanding on October 31, 2006.

Transitional Small Business Disclosure Format (check one): YES ☐ NO ☒

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Osteologix, Inc. and Subsidiary
(a development stage company)
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)

	September 30,	December 31,
	2006	2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,860	$571
Short-term investments	5,647	—
Accounts receivable	—	750
Prepaid expenses and other assets	189	296
Total current assets	7,696	1,617

Equipment, net	10	7

Total assets	$7,706	$1,624

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$270	$481
Other accrued liabilities	106	200
Total current liabilities	376	681
Commitments and Contingencies
Stockholders' Equity
Common stock, $0.001 par value, 100,000 shares authorized, 21,021 shares issued and outstanding as of September 30, 2006, 10,505 shares authorized, issued and outstanding as of December 31, 2005	2	1
Additional paid-in-capital	15,443	5,859
Accumulated other comprehensive loss	(26)	(4)
Deficit accumulated during development stage	(8,089)	(4,913)
Total stockholders' equity	7,330	943

Total liabilities and stockholders' equity	$7,706	$1,624

See accompanying notes to the condensed consolidated financial statements.

Osteologix, Inc. and Subsidiary
(a development stage company)
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		For the Period from June 16, 2003 (Inception) to
	2006	2005	2006	2005	September 30, 2006

Revenues	$—	$—	$—	$—	$750

Operating expenses:
Research and development	648	710	1,257	1,583	4,181
General and administrative	835	502	2,052	1,194	4,821
Total operating expenses	1,483	1,212	3,309	2,777	9,002
Loss from operations	(1,483)	(1,212)	(3,309)	(2,777)	(8,252)

Interest income, net	95	—	133	—	163

Net loss	$(1,388)	$(1,212)	$(3,176)	$(2,777)	$(8,089)

Net loss per share, basic and diluted	$(0.07)	$(0.12)	$(0.21)	$(0.31)

Weighted average number of shares outstanding basic and diluted	21,021	10,505	15,474	9,048

See accompanying notes to the condensed consolidated financial statements.

Osteologix, Inc. and Subsidiary
(a development stage company)
Condensed Consolidated Statement of Stockholders' Equity and Comprehensive Loss
For the Period From June 16, 2003 (Inception) to September 30, 2006
(in thousands, except per share amounts)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Deficit Accumulated During the Development	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Stage	Equity
Issuance of common stock to founders for cash of $0.02 per share in June 2003	4,897	$1	$84	$—	$—	$85
Issuance of common stock for cash of $0.95 per share in October 2003	979	—	930	—	—	930
Comprehensive loss:
Net loss for the period	—	—	—	—	(246)	(246)
Foreign currency translations	—	—	—	(21)	—	(21)
Total comprehensive loss						(267)
Balance at December 31, 2003	5,876	1	1,014	(21)	(246)	748

Issuance of common stock for cash of $1.01 per share in May 2004	979	—	988	—	—	988
Comprehensive loss:
Net loss for the period	—	—	—	—	(1,471)	(1,471)
Foreign currency translations	—	—	—	(148)	—	(148)
Total comprehensive loss						(1,619)
Balance at December 31, 2004	6,855	1	2,002	(169)	(1,717)	117

Issuance of common stock for cash of $0.83 per share in January 2005, net of issuance costs	1,430	—	1,158	—	—	1,158
Issuance of common stock for cash of $1.24 per share in June 2005, net of issuance costs	2,220	—	2,699	—	—	2,699
Comprehensive loss:
Net loss for the period	—	—	—	—	(3,196)	(3,196)
Foreign currency translations	—	—	—	165	—	165
Total comprehensive loss						(3,031)
Balance at December 31, 2005	10,505	1	5,859	(4)	(4,913)	943

Common shares transferred in merger with Castle & Morgan Holdings, Inc.	2,860	—	—	—	—	—
Common shares issued for $1.31 per share in private placement, net of issuance costs	7,656	1	9,255	—	—	9,256
Stock based compensation expense	—	—	329	—	—	329
Comprehensive loss:
Net loss for the period	—	—	—	—	(3,176)	(3,176)
Unrealized gain on short-term investments				5		5
Foreign currency translations	—	—	—	(27)	—	(27)
Total comprehensive loss						(3,198)
Balance at September 30, 2006 (Unaudited)	21,021	$2	$15,443	$(26)	$(8,089)	$7,330

See accompanying notes to the condensed consolidated financial statements.

Osteologix, Inc. and Subsidiary
(a development stage company)
Condensed Consolidated Statements of Cash Flow
(in thousands, except per share amounts)
(Unaudited)

	Nine Months Ended September 30,		For the Period from June 16, 2003 (Inception) to
	2006	2005	September 30, 2006
Operating activities
Net loss	$(3,176)	$(2,777)	$(8,089)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	4	3	10
Stock based compensation	329	—	329
Changes in operating assets and liabilities:
Accounts receivable	750	—	—
Prepaid expenses and other current assets	107	(106)	(189)
Accounts payable	(211)	59	270
Accrued liabilities	(94)	(38)	106
Net cash used in operating activities	(2,291)	(2,859)	(7,563)

Investing activities
Purchase of short-term investments	(5,642)	—	(5,642)
Purchase of equipment	(7)	—	(20)
Net cash used in investing activities	(5,649)	—	(5,662)

Financing activities -
Net proceeds from issuance of common stock	9,256	3,858	15,116

Effect of exchange rates on cash and cash equivalents	(27)	229	(31)

Net increase in cash and cash equivalents	1,289	1,228	1,860

Cash and cash equivalents at beginning of period	571	249	—
Cash and cash equivalents at end of period	$1,860	$1,477	$1,860

See accompanying notes to the condensed consolidated financial statements.

Osteologix, Inc. and Subsidiary
(a development stage company)
 Notes to Condensed Consolidated Financial Statements
September 30, 2006 (Unaudited)
(Tabular amounts in thousands, except per share amounts)

1.	Basis of Presentation and Summary of Significant Accounting Policies

Business Description

Osteologix, Inc. (“Osteologix” or the “Company”) is in the business of developing innovative pharmaceuticals for the treatment and prevention of diseases of bone and joint tissues. The Company’s lead product candidate, NB S101, is in clinical development for treatment of osteoporosis. Osteologix has not yet generated substantial revenues from its operations and, accordingly, the Company is in the development stage.

Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Osteologix A/S. All intercompany accounts and transactions have been eliminated. Osteologix operates in one business segment, the development of pharmaceutical products.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual amounts may differ from those estimates. These financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The condensed consolidated financial statements for the interim periods ended September 30, 2006 and the notes thereto are unaudited. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2006 are not necessarily indicative of results that may be expected for the year ending December 31, 2006. The condensed consolidated balance sheet at December 31, 2005 has been derived from the audited balance sheet at that date.

These condensed consolidated financial statements are meant to be read in conjunction with the audited consolidated financial statements of Osteologix A/S (see below description of the merger between Osteologix A/S and Castle & Morgan Holdings, Inc.). The audited consolidated financial statements of Osteologix A/S as of and for the year ended December 31, 2005 are included in the Company’s Form SB-2/A filed with the Securities and Exchange Commission on August 9, 2006 and Form 8-K filed with the Securities and Exchange Commission on May 31, 2006. These audited financial statements included a “going concern” audit opinion qualification from the Company’s independent registered public accounting firm. Osteologix has experienced net losses from its inception through September 30, 2006, and Osteologix expects losses to continue as the Company furthers its research and development programs. The condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which management believes is appropriate because Osteologix plans to raise additional capital in order to fund is operations. Therefore, the condensed consolidated financial statements do not contain any adjustments that may be required if it is unable to continue as a going concern.

Certain prior period amounts have been reclassified to conform to the current presentation, including rounding of dollar amounts to the nearest thousand. The Company has been in the development stage since its formation. All losses accumulated since the inception of Osteologix have been considered as part of the Company’s development stage activities.

Background of Company Organization and Description of Merger Transaction

Osteologix A/S was formed in Denmark on June 16, 2003 under the name Nordic Bone A/S, which changed to Osteologix A/S on November 18, 2004. Prior to May 24, 2006, Nordic Biotech A/S, a Danish venture capital fund, owned 100% of the issued and outstanding stock of Osteologix A/S. On May 24, 2006, Osteologix A/S completed a “reverse merger” transaction with Castle & Morgan Holdings, Inc., a U.S. public company incorporated in Delaware traded on the Over-the-Counter Bulletin Board. In the merger, Castle and Morgan Holdings, Inc. issued new shares of common stock in exchange for 100% of the issued common stock of Osteologix A/S held by Nordic Biotech A/S. Also on May 24, 2006, a subsidiary of Osteologix A/S completed a private placement transaction, raising $10 million in gross proceeds, also by issuing new shares of common stock. Immediately following the merger, Castle & Morgan Holdings, Inc. changed its name to Osteologix, Inc. and the newly issued shares in the subsidiary of Osteologix A/S converted into Osteologix Inc. shares. Following these transactions, Nordic Biotech A/S’s previous ownership of 100% of the outstanding stock of Osteologix A/S converted into 50.0% ownership of Osteologix, Inc., the investors purchasing stock in the private placement owned 36.4% of Osteologix, Inc., and the previous stockholders of Castle & Morgan Holdings, Inc. owned 13.6% of Osteologix, Inc. Because Nordic Biotech A/S participated in the private placement financing, following the transactions of May 24, 2006 they own 60.1% of Osteologix, Inc.

Although Osteologix A/S became a wholly owned subsidiary of Castle & Morgan Holdings Inc. (subsequently renamed Osteologix, Inc.) in the merger, for financial reporting purposes Osteologix A/S is treated as the acquirer because it’s previous shareholder continued to own a majority of the surviving company. Accordingly, the historical consolidated financial statements prior to the date of the merger that are included in these condensed consolidated financial statements for comparative purposes are the consolidated financial statements of Osteologix A/S and its subsidiary. The number of shares of common stock, the par value and additional paid-in capital reported prior to May 24, 2006 in the condensed consolidated financial statements have been amended to reflect the impact of the merger with Castle & Morgan Holdings, Inc. Following the merger, the functional currency of the Company became the United States Dollar whereas it was previously the Danish Krone.

Fair Value of Financial Instruments

For financial instruments consisting of cash and cash equivalents, short-term investments, accounts receivable, prepaid expenses and other assets, accounts payable and other accrued liabilities included in the condensed consolidated financial statements, the carrying amounts are reasonable estimates of the fair value due to their short maturities. The fair value of other short-term and long-term obligations is estimated based on current interest rates available for debt instruments with similar terms, degrees of risk and remaining maturities. The carrying values of these obligations approximate their fair values.

2.	Short-Term Investments

The Company invests funds that are not required for immediate operating needs primarily in a diversified portfolio of debt securities which are classified as short-term investments on the balance sheet. Management determines the appropriate classification of these marketable debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. As of September 30, 2006, all marketable securities are classified as available-for-sale. These securities are stated at their estimated fair value based upon market quotes. Unrealized gains and losses are included in accumulated other comprehensive income or loss. Amortization of premiums and discounts and realized gains and losses are included in interest income. The cost of securities sold is based on the specific identification method. The Company has not experienced any significant losses on its investments.

As of September 30, 2006, all of the Company’s short-term investments had maturity dates of less than one year. The fair value of U.S. government securities was $846,000, including unrealized gains of $1,000; the fair value of corporate securities was $3,672,000, including unrealized gains of $4,000; the fair value of municipal securities was $250,000; and the fair value of asset-backed securities was $879,000. As of September 30, 2006 there were no unrealized losses in the Company’s short-term investments.

3.	Stock-Based Compensation

Issuance and Adoption of New Accounting Standard

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which changes the accounting for stock-based compensation. SFAS 123R requires stock-based awards to employees to be accounted for using a fair-value based method, with the fair value of the awards estimated based on various assumptions, explained in more detail below. Previously, Osteologix accounted for stock-based awards to employees using the intrinsic value method. To date, all employee stock-based compensation at Osteologix (prior to and since the date of adoption of SFAS 123R) has been in the form of warrants or options to purchase stock. Under SFAS 123R, stock-based compensation expense is measured on the date stock options are granted, based on the estimated fair value of the stock options, and is recognized in the statement of operations on a straight line basis over the vesting period of the stock options.

The Company adopted the requirements of SFAS 123R effective January 1, 2006, utilizing the prospective transition method. Under the prospective application, prior periods are not restated to reflect the impact of SFAS 123R for comparative purposes. The valuation provisions of SFAS 123R apply to new awards and to awards that are outstanding on the effective date and subsequently modified. Estimated compensation expense for existing awards that were outstanding on the effective date is now recognized in the statement of operations over the remaining vesting periods using the expense as calculated for pro forma disclosure purposes under the previous stock-based compensation requirements.

Osteologix’s Stock-based Compensation Plans

In 2003, the Osteologix A/S board of directors adopted the 2003 Equity Incentive Plan (the “2003 Equity Plan”) which provided for the issuance of warrants to purchase common stock at fair market value on the date of the grant. A total of 100,000 warrants to purchase shares of Osteologix A/S common stock were issued under the plan prior to the merger transaction. As a part of this transaction, the warrants to purchase shares of Osteologix A/S were cancelled and new warrants to purchase Osteologix, Inc. common stock were issued at a conversion ratio of 9.79307 per share, resulting in warrants to purchase approximately 979,000 shares of Osteologix, Inc. common stock. The 2003 Equity Plan has been cancelled and there are no additional warrants available to issue.

In 2006, the Castle & Morgan Holdings, Inc. board of directors adopted the 2006 Equity Incentive Plan (the “2006 Stock Option Plan”) which provides for the issuance of stock options at or above the fair market value on the date of grant. The 2006 Stock Option Plan has not been approved by the Company’s stockholders, which the Company plans to seek in 2007. A total of 1,221,000 shares were reserved for issuance under the 2006 Stock Option Plan, and as of September 30, 2006, options to purchase up to 400,000 shares had been issued, with 821,000 shares available for future issuance under the 2006 Stock Option Plan.

Stock-based Compensation under SFAS 123R

Under the provisions of SFAS 123R, the Company has elected to use the Black-Scholes option-pricing model (the “Black-Scholes model”) as its method of valuation for stock-based compensation. From the date of adoption of SFAS 123R through September 30, 2006, there have been options granted to purchase up to 400,000 shares of common stock of Osteologix. The options were granted with an exercise price of $1.50 per share at a time when the stock price was $1.30, have a vesting period of four years and expire in ten years. The estimated per share fair value of the options granted was $0.83 with the following assumptions: expected volatility of 70%; expected term of 6.1 years; annualized risk-free interest rate of 4.7%; and dividend yield of zero.

In addition to the above stock options granted in the three months ended September 30, 2006, when the merger transaction occurred, Osteologix exchanged warrants to purchase stock of Osteologix A/S for warrants to purchase stock of Osteologix, Inc. at the same exercise price and exchange ratio as received by the shareholder of Osteologix A/S. In accordance with SFAS 123R, the Company recorded an expense for the modification to the stock awards based on the excess of the fair value of the replacement warrant over the fair value of the cancelled warrant. The incremental stock-based compensation expense on the date of the merger for the increased fair value of the modified warrants aggregated $372,000, of which $275,000 was immediately recognized in the statement of operations for the warrants that were vested. The remaining $97,000 will be recognized over the remaining vesting period of the warrants ending in 2008. During the nine months ended September 30, 2006, $29,000 of the remaining $97,000 was recognized as stock-based compensation expense. The estimated per share fair value of the modified warrants was $0.73 with the following assumptions: expected volatility of 70%; expected term of 3.0 years; annualized risk-free interest rate of 5.0%; and dividend yield of zero.

The expected volatility was determined by the Company based on the historical volatility of comparable companies, the expected term was determined by the Company based upon the safe harbor calculation established in Staff Accounting Bulletin 107. The risk-fee interest rate assumption is based upon the U.S. Treasury yield for expected life of the Company’s stock options. The dividend rate was based on the Company’s projections that show it will not be able to pay dividends for the foreseeable future.

All of the stock-based compensation recognized to date for the Company’s stock award plans was included in general and administrative expenses. Stock-based compensation expense for the nine months ended September 30, 2006 includes $300,000 related to stock options modified or granted during the nine months ended September 30, 2006. As of September 30, 2006, the total unrecognized expense for unvested stock warrants and options is $405,000, which will be expensed over the remaining vesting period of 3.9 years. The Company recorded no income tax benefits for share-based compensation arrangements for the three or nine months ended September 30, 2006 because the Company has cumulative operating losses for which a valuation allowance has been established.

The following table summarizes information about stock options and warrants outstanding and exercisable as of September 30, 2006:

		Weighted Average
		Remaining
	Number	Contractual Life	Number
Exercise Price	Outstanding	(Years)	Exercisable
$1.03	979	7.2	758
$1.50	400	9.9	-

The aggregate intrinsic value of the options and warrants outstanding as of September 30, 2006 was $264,000, and the aggregate intrinsic value of the options and warrants that were exercisable was $205,000.

Pro-Forma Information under SFAS 123 (for periods prior to January 1, 2006)

Prior to adopting the provisions of SFAS 123R, the Company applied APB Opinion No. 25 “Accounting for Stock Issued to Employees” in accounting for its stock-based compensation. Because the Company granted warrants to purchase its common stock with an exercise price that was equal to the fair market value of the stock on the date of grant, Osteologix accordingly recognized no compensation expense for the warrants. The Company followed the disclosure-only provisions of SFAS 123, as amended by SFAS No. 148, and for purposes of pro forma disclosures, the estimated fair value of the warrants was amortized to expense over the vesting period of the warrants using the straight-line method. The following table presents information showing the effects to the reported net loss and net loss per share as if Osteologix had accounted for stock-based compensation using the fair-value method:

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Net loss applicable to common stockholders, as reported	$(1,212)	$(2,777)
Less: total stock-based employee compensation determined under fair value based method for all awards	(29)	(91)
Net loss applicable to common stockholders, pro forma	$(1,241)	$(2,868)

Net loss per common share, basic and diluted:
As reported	$(0.12)	$(0.31)

Pro forma	$(0.12)	$(0.32)

All warrants were granted with exercise price of $1.03 per share. The terms of the warrants do not provide for immediate exercisability and, in addition to requiring that the exercise follow certain significant corporate events or the publication of the Company’s annual financial statements subsequent to the admission of the common stock for sale on a regulated market, the warrants vest over several years (the terms of which vary from holder to holder).

The fair value of employee warrants granted prior to the adoption of SFAS 123R was estimated on the date of grant using the Black-Scholes option valuation model under the minimum value method, which assumes a volatility of 0%, expected term of five years for employee grants and ten years for non-employee director grants, expected dividend of zero, and a risk free rate for periods related to the expected life of the warrants based on the U.S. Treasury yield curve in effect at the time of grant.

General Stock Option Accounting Information

The Company believes it is important for investors to be aware that there is a high degree of subjectivity involved in estimating the value of stock-based compensation, including under the requirements of SFAS 123R, and that changes in input assumptions, particularly the estimated volatility and estimated term, can materially affect the resulting estimates of the fair values of the options and warrants granted. The expenses recorded for stock-based compensation in the Company’s financial statements may differ significantly from the actual value realized by the recipients of the stock awards. The stock awards may expire worthless or otherwise result in zero intrinsic value to the recipient, or value may be realized from these instruments that are significantly in excess of the fair values reported in financial statements. Under SFAS 123R, the expenses recorded in the financial statements are not adjusted to the actual amounts realized by the stock option recipients. The expenses recognized under SFAS123R will not result in any payment of cash by the Company.

Stock-based compensation arrangements to non-employees are accounted for using a fair value approach, and the compensation costs of such arrangements are subject to re-measurement over their vesting terms, as earned.

4.	Income Taxes

The Company files tax returns in the United States and in Denmark based on its operations in each country. The Company accounts for income taxes under the liability method, whereby deferred tax assets and liabilities are determined for the expected future tax consequences of events that are included in the financial statements and tax returns in different periods, using enacted tax rates in effect for the year in which the differences are expected to affect taxable income.

Deferred tax assets relate primarily to net operating loss carryforwards. A valuation allowance has been established for all of the Company’s deferred tax assets because more likely than not they will remain unrealized. Under provisions of the Internal Revenue Code of 1986, as amended, the availability of the Company’s U.S. net operating loss may be subject to limitations based on ownership changes as determined by the Internal Revenue Code. These limitations could prevent the Company from realizing some or all of its net operating loss carryforwards.

5.	Net Loss Per Share

The net loss per share has been computed using the weighted-average number common shares outstanding during the period. As of September 30, 2006 and 2005, respectively, there were a total of 1,379,000 and 979,000 potentially dilutive securities in the form of options and warrants outstanding which were not considered in the computation of diluted net loss per share because such shares would be anti-dilutive.

6.	Stockholders’ Equity

In May 2006, Osteologix completed the sale of 7,656,000 shares of its common stock to a group of investors, including Nordic Biotech A/S, at a price of $1.31 per share, for gross proceeds of $10,000,000. Net proceeds were $9,256,000 after issuance costs.

In June 2005, Osteologix completed the sale of 2,220,000 shares of its common stock to Nordic Biotech A/S at a price of $1.24 per share, for gross proceeds of $2,747,000. Net proceeds were $2,699,000 after issuance costs.

In January 2005, Osteologix completed the sale of 1,430,000 shares of its common stock to Nordic Biotech A/S at a price of $0.83 per share, for gross proceeds of $1,180,000. Net proceeds were $1,158,000 after issuance costs.

In May 2004, Osteologix completed the sale of 979,000 shares of its common stock to Nordic Biotech A/S at a price of $1.01 per share, for gross and net proceeds of $988,000.

In October 2003, Osteologix completed the sale of 979,000 shares of its common stock to Nordic Biotech A/S at a price of $0.95 per share for gross and net proceeds of $930,000.

In June 2003, Osteologix completed the sale of 4,897,000 shares of its common stock to its founder, Nordic Biotech A/S, at a price of $0.02 per share, for gross and net proceeds of $85,000.

7.	Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces Accounting Principles Board Opinion No. 20, “Accounting Changes,” and Statement of Financial Accounting Standards No. 3, “Reporting Accounting Changes in Interim Financial Statements” SFAS 154 requires retrospective application, unless impracticable, for changes in accounting principles in the absence of transition requirements specific to newly adopted accounting principles. The provisions of SFAS No. 154 were effective for Osteologix beginning on September 1, 2006 and there was no impact upon the Company’s adoption of SFAS 154.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which clarifies and prioritizes methods for measuring fair value under generally accepted accounting principles. SFAS 157 generally increases the level of disclosure required for fair value measurements, although it does not impact the valuations or disclosures required under SFAS 123R. For Osteologix, implementation of SFAS 157 will be required on January 1, 2008. Osteologix has not yet evaluated the impact of SFAS 157 on its financial statements or disclosures.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH:

1.	THE INFORMATION CONTAINED IN THE FINANCIAL STATEMENTS OF THE COMPANY APPEARING ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-QSB;
2.	RISK FACTORS AND MANAGEMENT’S DISCUSSION AND ANALYSIS CONTAINED IN THE COMPANY’S REGISTRATION STATEMENT ON FORM SB-2/A FILED ON AUGUST 9, 2006 AND CURRENT REPORT ON FORM 8-K FILED ON MAY 31, 2006; AND
3.	THE PREDECESSOR COMPANY’S (CASTLE & MORGAN HOLDINGS, INC.) ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2005.

PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Form 10-QSB that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These include statements about the Company’s expectations, beliefs, intentions or strategies for the future, which are indicated by words or phrases such as “anticipate,” “expect,” “intend,” “plan,” “will,” “the Company believes,” “management believes” and similar words or phrases. The forward-looking statements are based on the Company’s current expectations and are subject to certain risks, uncertainties and assumptions. The Company’s actual results could differ materially from results anticipated in these forward-looking statements. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. References in this filing to the “Company”, “we”, “us”, and “our” refer to Osteologix, Inc. and its subsidiaries. References to the current company, Osteologix, Inc. and its predecessor company Osteologix A/S prior to the merger are shortened in this Quarterly Report on Form 10-QSB to “we,” “our” or “Osteologix.”

Except for the historical information contained herein, the matters discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this report are forward-looking statements that involve risks and uncertainties. The factors listed in the section captioned “Risk Factors” and all cautionary language in this report provide examples of risks, uncertainties and events that may cause our actual results to differ materially from those projected. Except as may be required by law, we undertake no obligation to update any forward-looking statement to reflect events after the date of this report.

Company Information and Background

Osteologix is in the business of developing innovative pharmaceuticals for the treatment and prevention of diseases of bone and joint tissues. The lead product candidate, NB S101, is in clinical development for treatment of osteoporosis.

Osteologix was initially formed on June 16, 2003 in Denmark as Nordic Bone A/S, based on intellectual property rights for a product to treat osteoporosis. Nordic Bone A/S changed its name to Osteologix A/S on November 18, 2004. On May 24, 2006, Osteologix A/S completed a “reverse merger” transaction with Castle & Morgan Holdings, Inc., a U.S. public company incorporated in Delaware traded on the Over-the-Counter Bulletin Board. In the merger, Castle and Morgan Holdings, Inc. issued new shares of common stock in exchange for 100% of the issued common stock of Osteologix A/S. Also on May 24, 2006, a subsidiary of Osteologix A/S completed a private placement transaction, raising $10 million in gross proceeds, also by issuing new shares of common stock. Immediately following the merger, Castle & Morgan Holdings, Inc. changed its name to Osteologix, Inc. and the newly issued shares in the subsidiary of Osteologix A/S were exchanged with Osteologix, Inc. shares. Following these transactions, the stock in Osteologix A/S held by the previous sole shareholder, Nordic Biotech A/S, was exchanged into a 50.0% ownership of Osteologix, Inc., the investors purchasing stock in the private placement then owned 36.4% of Osteologix, Inc., and the previous stockholders of Castle & Morgan Holdings, Inc. then owned 13.6% of Osteologix, Inc. Because Nordic Biotech A/S participated in the private placement financing, following the transactions of May 24, 2006 they own 60.1% of Osteologix, Inc.

After our initial formation in 2003, Osteologix began operating activities in early 2004 with chemistry and in vitro studies for the selection and development of NB S101, our lead product candidate for the treatment of osteoporosis. Later in 2004 we established a United States subsidiary and opened an office in San Francisco. In 2005 we expanded our operational capabilities to enter human clinical studies and completed our first phase I clinical trial.

Currently, our primary long-term goal is to obtain FDA and European approval for NB S101 for the treatment of osteoporosis. NB S101 contains strontium malonate as its active ingredient and is a once-daily oral tablet. Studies carried out by a European company with another form of strontium have shown that it has an ability to increase formation of new bone while simultaneously decreasing resorption (loss) of existing bone. In clinical and preclinical studies with our lead candidate we have also demonstrated this positive impact on bone activity. No product currently approved (or, to our knowledge, under investigation) for the treatment of osteoporosis in the U.S. has the ability to increase formation and decrease resorption. Our recently completed phase I studies of the pharmacokinetic (PK) properties of NB S101 revealed that a one gram tablet dose of NB S101 resulted in the same level of strontium in human serum as the European company’s approved product containing over two grams of strontium ranelate in sachet formula (which must be mixed with water before ingestion). Thus, at a significantly lower dose our tablet formulation of strontium is bioequivalent to a marketed sachet product that has been proven safe and efficacious in osteoporotic patients in Europe. These data, combined with the results of our recent phase I study, form the basis for our phase II program and the pursuit of approval for NB S101 for the treatment of osteoporosis in the U.S and in Europe. We have filed patent applications for NB S101 and have received our first notice of allowance for the patents.

Our clinical development program builds on others’ previous experience with different strontium salts, which, in large well-controlled clinical trials of patients with osteoporosis, have demonstrated a significant reduction in vertebral and non-vertebral fractures and increased bone mineral density. Studies performed in animals, as well as histological and biomarker assessments of samples from human volunteers treated with strontium ranelate, show that they maintain or increase the formation of new bone while reducing bone resorption. These studies support strontium’s unique mechanism of action on bone metabolism, resulting in a systemic improvement in bone strength and quality. At the inception of Osteologix, Nordic Biotech A/S assigned several patent applications relating to strontium and pharmaceutical uses of strontium salts to Osteologix. We believe that the proven benefits of strontium and the volume of clinical data on other strontium salts that has been generated results in a lower drug development risk for NB S101 as compared to other programs based on unprecedented chemical classes.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Osteologix is in the business of developing innovative pharmaceuticals for the treatment and prevention of diseases of bone and joint tissues. Our lead product candidate, NB S101, is in clinical development for treatment of osteoporosis and currently our primary long-term goal is to obtain U.S. and European approval for NB S101 for the treatment of osteoporosis. Because we have not generated significant revenues from operations, we are considered in the development stage and all costs related to the development of NB S101 are expensed as incurred. Statements within this Management’s Discussion and Analysis of Financial Condition and Results of Operations are meant to be read in conjunction with our condensed consolidated financial statements appearing in Part I, Item 1 of this Quarterly Report on Form 10-QSB.

Critical Accounting Policies and Use of Estimates

The preparation of these financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expense during the reported periods. These items are regularly monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates if past experience or other assumptions do not turn out to be substantially accurate.

On January 1, 2006 we adopted the requirements of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” or SFAS 123R, which requires the expensing of the estimated fair value of stock options issued to employees. We adopted this standard utilizing the prospective transition method, under which prior periods are not restated to reflect the impact of SFAS 123R for comparative purposes. The valuation provisions of SFAS 123R apply to new awards and to awards that are outstanding on the effective date and subsequently modified. Estimated compensation expense for existing awards that were outstanding on the effective date is now recognized in the statement of operations over the remaining vesting periods using the expense as calculated for pro forma disclosure purposes under the previous stock-based compensation requirements. For the nine months ended September 30, 2006, our expenses under SFAS 123R aggregated $329,000.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces Accounting Principles Board Opinion No. 20, “Accounting Changes,” and Statement of Financial Accounting Standards No. 3, “Reporting Accounting Changes in Interim Financial Statements” SFAS 154 requires retrospective application, unless impracticable, for changes in accounting principles in the absence of transition requirements specific to newly adopted accounting principles. The provisions of SFAS No. 154 were effective for us beginning on September 1, 2006 and there was no impact upon our adoption of SFAS 154.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which clarifies and prioritizes methods for measuring fair value under generally accepted accounting principles. SFAS 157 generally increases the level of disclosure required for fair value measurements, although it does not impact the valuations or disclosures required under SFAS 123R. We will be required to implement SFAS 157 on January 1, 2008, and have not yet evaluated the impact of SFAS 157 on our financial statements or disclosures.

Revenues

Osteologix’s products are currently in various stages of research and development, and there were no revenues recorded in the three or nine month periods ended September 30, 2006 and 2005.

Research and Development Expenses

Expenditures relating to research and development are expensed as incurred. Research and development expenses include costs associated with compensation and other expenses for research and development personnel, clinical and preclinical studies, manufacturing costs for investigational drugs, supplies and development materials, costs for consultants and related contract research and costs to academic research institution or contract research organizations performing research or development activities on the company’s behalf.

Development costs would be capitalized only if there were sufficient certainty that future earnings from the product would cover the development and production costs. However, because of the risk and uncertainty in the development of pharmaceutical products, including the Company’s lead product NB S101, the Company has expensed all development costs in the periods incurred.

Research and development expenses, and the changes from the periods in 2006 compared to 2005, were as follows (amounts in thousands):

		Decrease			Decrease
		From Period			From Period
Three Months Ended September 30,		in Prior	Nine Months Ended September 30,		in Prior
2006	2005	Year	2006	2005	Year

$648	$710	$(62)	$1,257	$1,583	$(326)

The decrease in research and development expenses in the 2006 periods compared to the same periods in 2005 was primarily due to the completion in 2005 of pre-clinical activities to support initiation of human clinical trials of NB S101 followed by completion of our phase I human clinical trial of NB S101 later in 2005. In addition to costs for animal and human clinical trials in 2005, our 2006 research and development costs include costs for chemistry, manufacturing and controls regarding the NB S101 product formulation and costs for additional animal studies that are required by the U.S. and European regulatory agencies prior to approval of new drugs. In the 2006 period we have also incurred costs in preparation for initiation of the phase II clinical trial planned for the fourth quarter of 2006. We anticipate that research and development expenses will increase in the future as we begin to enroll patients in the clinical phase II trials.

General and Administrative Expenses

General and administrative expenses include expenses for administrative staff including compensation and benefits, external legal and accounting costs, travel, board of directors expenses, administrative office expenses and administrative consulting.

General and administrative expenses, and the changes from the periods in 2006 compared to 2005, were as follows (amounts in thousands):

		Increase			Increase
		From Period			From Period
Three Months Ended September 30,		in Prior	Nine Months Ended September 30,		in Prior
2006	2005	Year	2006	2005	Year

$835	$502	$333	$2,052	$1,194	$858

General and administrative expenses increased during both the three month and nine month periods in 2006 compared to 2005 primarily as a result of increased expenses, including legal and accounting costs, of operating as a public company since the merger completed in May 2006. Osteologix also hired a chief financial officer in September 2006, increasing costs for the 2006 periods compared to 2005 when the position was vacant. In addition, during the three and nine months ended September 30, 2006, we recorded stock-based compensation expenses of $26,000 and $329,000, respectively, based on the implementation of SFAS 123R on January 1, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Osteologix measures its liquidity primarily by the cash, cash equivalents and short-term investments, as well as the working capital available to fund its operations. Since we were founded in 2003, we have applied the majority of our resources to research and development programs and the administrative expenses to support the operations of the Company. We have operated at a loss since inception and expect to continue to incur losses in the future as a result of our ongoing research and development efforts.

The following table summarizes our cash, cash equivalents and short-term investments, and our working capital available to fund our operations:

	September 30, 2006	December 31, 2005
Cash, cash equivalents and short-term investments	$7,507	$571
Working capital	7,320	936

The increase in our cash, cash equivalents and short-term investments of $6,936,000 during the first nine months of 2006 occurred as a result of the $9,256,000 net capital from the private placement financing that occurred simultaneously with our merger in May 2006. This increase in cash, cash equivalents and short-term investments was partially offset by $2,291,000 used in operations, which funded our continuing development of NB S101 for osteoporosis and the administrative expenses of operating a public company. We have experienced net losses from our inception through September 30, 2006, and we expect losses to continue as we further our research and development programs. We have prepared our financial statements assuming that we will continue as a going concern, which we believe is appropriate because we plan to raise additional funds through one or more of the various alternatives we are considering. However, we may not be able to raise additional funds on acceptable terms or at all. We believe that our current cash, cash equivalents and short-term investments of as of September 30, 2006 will provide liquidity to fund our operations, including the initiation of the phase IIa human clinical trial of NB S101, for approximately the next twelve months.

PLAN OF OPERATION

Our business strategy is to develop drug candidates that target major medical needs and can be rapidly commercialized. We are currently focusing on the treatment and prevention of diseases of bone and joint tissues. NB S101, which is entering phase II clinical development for treatment of osteoporosis, fits this strategy because the osteoporosis market is large, with over $10 billion in annual product sales, and preclinical studies and phase I human clinical studies have been completed. In addition, a different drug which also contains a strontium compound as its active ingredient (as does NB S101) has been proven safe and effective and is approved for treatment of osteoporosis in Europe, which we believe reduces the development risk for NB S101 as compared to other investigational drugs in completely unproven chemical classes. In executing our business strategy, our management oversees the human clinical trials necessary to establish preliminary evidence of efficacy, and we are seeking to establish collaborative agreements with pharmaceutical and biotechnology companies for their late-stage development and marketing of our product candidates and/or our obtaining rights to develop and market certain of their product candidates. We plan to continue to acquire and develop products, and plan to either develop the resources to market these products in selected world regions or out-license marketing rights to larger pharmaceutical companies.

We believe that our currently available existing resources will provide liquidity to fund our planned operations for approximately the next twelve months. Because we are in the business of developing pharmaceutical products, which is time-consuming and expensive, and NB S101, our most advanced investigational drug, is entering phase II clinical trials, we will require additional financial resources to carry out our business strategy. Our first phase II clinical trial is expected to take approximately one year to complete, and we plan to follow this phase II clinical trial with a larger phase II clinical trial that we estimate to take approximately two years to complete. After this second phase II clinical trial, either one or two still larger phase III trials will be required. We may license the rights to NB S101 to a larger company before any of the clinical trials are complete, or we may choose to retain all rights ourselves without entering into a license or collaborative agreement. If the results of the clinical trials are positive, we plan to seek approval for NB S101 throughout the world, either on our own or in collaboration with a larger pharmaceutical company that has more financial resources than we do.

Because we are developing NB S101 and are also seeking to expand our line of investigational drugs by acquiring rights to additional drugs in development, we will likely require additional financial resources to carry out our plans. We may choose to wait for results from our phase IIa clinical trial before we seek to obtain additional funding or we may seek to secure additional funds prior to obtaining the results from this clinical trail. We are exploring various options to obtain additional capital, including the licensing of certain rights to NB S101, the sale of equity or debt securities and additional other alternatives. Our ability to successfully raise additional funds for our operations will be based, in part, on overall market conditions, conditions in the biotechnology and pharmaceutical industries, the status and results of our clinical trials, and other parties’ opinions about NB S101 and the osteoporosis market, among other factors. Additional funding may not be available on acceptable terms, if at all. The actual amounts we needed for our future capital requirements will vary depending on a number of other factors, including but not limited to:

•	the progress we make in our clinical development programs;

•	our ability to establish collaborative relationships and the terms of these relationships;

•	the cost of filing, prosecuting, defending, and enforcing patent claims and other intellectual property rights;

•	our acquisition or licensing of new drug candidates;

•	competing technological and market developments;

•	the requirements of regulatory agencies;

•	the time and cost involved in obtaining regulatory approvals; and

•	the development of commercialization activities and arrangements.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements as defined by rules recently enacted by the Financial Accounting Standards Board, and accordingly, no such arrangements are likely to have an effect on our financial position, or results of operations.

COMMITMENTS

Under the terms of the Registration Rights Agreements we entered into in connection with the May 2006 private placement, if our registration statement does not remain effective as specified in the agreements, we will be required to pay liquidated damages of up to 2% of the original purchase price of the shares and may also be required in certain circumstances to continue to pay this amount on each monthly anniversary of the failure of the registration statement to be effective.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None .

ITEM 5.  OTHER INFORMATION.

Amendment to Bylaws

On November 9, 2006, the Board of Directors voted to amend and restate the Bylaws of the Company. The Amended and Restated Bylaws, among other things provides for (subject to the provisions of the General Corporation Law of the State of Delaware):

•
A board of directors comprised of not less than five and not more than eleven people, as may be fixed, increased and decreased by the stockholders or the directors from time to time provided that if no number is specified, the number shall be seven;

•	Terms for directors continuing until their successors are elected and qualified or until their resignation or removal;

•	Election of directors by a plurality vote of the votes cast by stockholders eligible to vote;

•	Quorum for a meeting of stockholders constituting one-third of the voting power of stockholders eligible to vote present in person or by proxy at a meeting of stockholders;

•	Approval of stockholder actions by a greater number of votes cast for than against the action at a meeting of stockholders;

•	Stockholder action without a meeting by stockholders eligible to vote holding at least a majority of the voting power;

•	Quorum for a meeting of the board of directors constituting a majority of the directors then in office;

•	Approval or actions by the directors by a majority of the voting power of the directors present at a meeting at which quorum is present;

•	Written action of the board of directors or any committee if signed by all the members of the board of directors or committee; and

•	Amendment, alternation and repeal of the bylaws by the board of directors.

A copy of the Amended and Restated Bylaws of the Company is filed as Exhibit 3.1 hereto.

Appointment of Director

On November 9, 2006, the Board of Directors voted to fix the number of directors of the Company at seven (7) and appointed Mr. Jeremy Curnock Cook to fill the vacancy in directorship created following the amendment to the Bylaws.

Pursuant to the Company’s Equity Incentive Plan, the Company granted Mr. Cook options to purchase up to 25,000 shares of Common Stock; 3,125 are to vest on May 9, 2007 and the remaining 21,875 are to vest in 42 equal monthly installments commencing June 9, 2007. The options granted to Mr. Curnock Cook have an exercise term of up to 10 years and an exercise price per share of $1.00. Mr. Cook will also receive cash compensation of $10,000 per year beginning with his appointment and an additional payment of $3,000 for each board meeting.

There is no understanding or arrangement between Mr. Cook and any other director and any other person pursuant to which such person was appointed as a director.

Mr. Cook has not in the last two years engaged in any related party transaction with the Company of the kind required to be disclosed pursuant to Item 404(a) of Regulation S-B.

Mr. Cook founded Bioscience Managers Limited (“BML”) in February 2001, following his time at Rothschild Asset Management (“Rothschild”). During his thirteen years at Rothschild, Mr. Cook created and led the Rothschild Bioscience Unit - the international and multidisciplinary team responsible for the investment advisory and management of a number of funds, including the early stage focused Biotechnology Investments Limited and the mid stage focused International Biotechnology Trust plc. At Rothschild, Mr. Cook was also responsible for the launch of the first dedicated biotechnology fund for the Australian market and the launch of a joint venture with Johnson & Johnson Development Corporation for the creation of Healthcare Ventures, an investment vehicle dedicated to seed stage investments in Europe.

Prior to joining Rothschild, Mr. Cook founded the International Biochemicals Group (“IBG”) in 1975, and built an 80-person company focused on the development and commercialization of products containing tailored microbial strains for application in industrial pollution control and agriculture. IBG’s clients included multinationals McDonalds and Royal Dutch Shell. Following the successful sale of IBG to Royal Dutch Shell in 1985, Mr. Cook managed the integration process into Shell operations prior to being invited to join Rothschild in 1987.

Mr. Cook has served on more than 30 boards of directors in the life science sector in Europe, United States, Canada, Japan and Australia. He is currently Chairman of Targeted Genetics Inc. (US) and Inflazyme Pharmaceuticals (Canada) and a Board member of Sirna Therapeutics (US); Biocompatibles International (UK); SR Pharma plc (UK); BML Canada; and Intersuisse Bioscience Managers (Australia).

Mr. Cook received his MA in Natural Sciences from Trinity College in Dublin in 1971, and was a research scientist at the Institute of Cancer Research from 1972 to 1973.

ITEM 6.  EXHIBITS.

(a)	EXHIBITS

The following exhibits are filed as part of this report:

Exhibit Number	Description
3.1	Amended and Restated Bylaws of Osteologix, Inc.
31.1	Certification of Chief Executive Officer pursuant to Rules 13A-14(A) and 15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rules 13A-14(A) and 15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OSTEOLOGIX, INC.

Date: November 10, 2006	By:	/s/ Charles J. Casamento
Name: Charles J. Casamento
Title: Chief Executive Officer and President

Date: November 10, 2006	By:	/s/ Matthew M. Loar
Name: Matthew M. Loar
Title: Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Bylaws of Osteologix, Inc.
31.1	Certification of Chief Executive Officer pursuant to Rules 13A-14(A) and 15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rules 13A-14(A) and 15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).