Form 10QSB
period 2007-03-31
Osteologix, Inc.
filed 2007-05-11
CIK 1278129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

(415) 955-2700
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
YES ☐ NO ☒

There were 21,082,686 shares outstanding of the issuer’s common stock outstanding on April 30, 2007.

Transitional Small Business Disclosure Format (check one): YES ☐ NO ☒

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Osteologix, Inc.
(a development stage company)
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)

	March 31,	December 31,
	2007	2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$898	$481
Short-term investments	4,114	5,719
Prepaid expenses and other assets	197	333
Total current assets	5,209	6,533

Equipment, net	8	9

Total assets	$5,217	$6,542

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,073	$600
Accrued liabilities	219	145
Total current liabilities	1,292	745
Commitments and Contingencies
Stockholders' Equity
Preferred stock, $0.0001 par value, 1,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.0001 par value, 100,000 shares authorized, 21,051 and 21,021 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	2	2
Additional paid-in-capital	15,730	15,622
Accumulated other comprehensive loss	(67)	(56)
Deficit accumulated during development stage	(11,740)	(9,771)
Total stockholders' equity	3,925	5,797

Total liabilities and stockholders' equity	$5,217	$6,542

See accompanying notes to the condensed consolidated financial statements.

Osteologix, Inc.
(a development stage company)
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended March 31,		For the Period From June 16, 2003 (Inception) to March 31,
	2007	2006	2007
Revenues	$—	$—	$750

Operating expenses:
Research and development	1,194	217	6,278
General and administrative	849	404	6,546
Total operating expenses	2,043	621	12,824
Loss from operations	(2,043)	(621)	(12,074)

Interest income, net	74	-	334

Net loss	$(1,969)	$(621)	$(11,740)

Net loss per share, basic and diluted	$(0.09)	$(0.06)

Weighted average number of shares outstanding basic and diluted	21,051	10,505

See accompanying notes to the condensed consolidated financial statements.

Osteologix, Inc.
(a development stage company)
Condensed Consolidated Statement of Stockholders' Equity and Comprehensive Loss
For the Period From June 16, 2003 (Inception) to March 31, 2007
(in thousands, except per share amounts)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive Income	Deficit Accumulated During the Development	Total Stockholders'
	Shares	Amount	Capital	(Loss)	Stage	Equity
Issuance of common stock for cash of $0.02 per share in June 2003	4,897	$1	$84	$-	$-	$85
Issuance of common stock for cash of $0.95 per share in October 2003	979	-	930	-	-	930
Comprehensive loss:
Net loss for the period	-	-	-	-	(246)	(246)
Foreign currency translations	-	-	-	(21)	-	(21)
Total comprehensive loss						(267)
Balance at December 31, 2003	5,876	1	1,014	(21)	(246)	748
Issuance of common stock for cash of $1.01 per share in May 2004	979	-	988	-	-	988
Comprehensive loss:
Net loss for the period	-	-	-	-	(1,471)	(1,471)
Foreign currency translations	-	-	-	(148)	-	(148)
Total comprehensive loss						(1,619)
Balance at December 31, 2004	6,855	1	2,002	(169)	(1,717)	117
Issuance of common stock for cash of $0.83 per share in January 2005, net of issuance costs	1,430	-	1,158	-	-	1,158
Issuance of common stock for cash of $1.24 per share in June 2005, net of issuance costs	2,220	-	2,699	-	-	2,699
Comprehensive loss:
Net loss for the period	-	-	-	-	(3,196)	(3,196)
Foreign currency translations	-	-	-	165	-	165
Total comprehensive loss						(3,031)
Balance at December 31, 2005	10,505	1	5,859	(4)	(4,913)	943
Common stock transferred in merger with Castle & Morgan Holdings, Inc.	2,860	-	-	-	-	-
Issuance of common stock for cash of $1.31 per share in private placement in May 2006, net of issuance costs	7,656	1	9,255	-	-	9,256
Stock based compensation expense	-	-	508	-	-	508
Comprehensive loss:
Net loss for the period	-	-	-	-	(4,858)	(4,858)
Unrealized gain on short-term investments	-	-	-	2	-	2
Foreign currency translations	-	-	-	(54)	-	(54)
Total comprehensive loss						(4,910)
Balance at December 31, 2006	21,021	2	15,622	(56)	(9,771)	5,797
Stock issued in lieu of cash for services	30	-	38	-	-	38
Stock based compensation expense	-	-	70	-	-	70
Comprehensive loss:
Net loss for the period	-	-	-	-	(1,969)	(1,969)
Unrealized loss on short-term investments	-	-	-	(2)	-	(2)
Foreign currency translations	-	-	-	(9)	-	(9)
Total comprehensive loss						(1,980)
Balance at March 31, 2007 (Unaudited)	21,051	$2	$15,730	$(67)	$(11,740)	$3,925

See accompanying notes to the condensed consolidated financial statements.

Osteologix, Inc.
(a development stage company)
Condensed Consolidated Statements of Cash Flow
(in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended March 31,		For the Period From June 16, 2003 (Inception) to March 31,
	2007	2006	2007
Operating activities
Net loss	$(1,969)	$(621)	$(11,740)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	1	-	12
Stock based compensation	70	29	578
Changes in operating assets and liabilities:			-
Accounts receivable	-	750	-
Prepaid expenses and other current assets	136	25	(197)
Accounts payable	473	(163)	1,073
Accrued liabilities	112	(48)	257
Net cash used in operating activities	(1,177)	(28)	(10,017)

Investing activities
Purchase of short-term investments	(775)	-	(7,322)
Sales and maturities of short-term investments	2,378	-	3,208
Purchase of equipment	-	-	(20)
Net cash provided by (used in) investing activities	1,603	-	(4,134)

Financing activities -
Net proceeds from issuance of common stock	-	-	15,116

Effect of exchange rates on cash and cash equivalents	(9)	(31)	(67)

Net increase (decrease) in cash and cash equivalents	417	(59)	898

Cash and cash equivalents at beginning of period	481	571	-
Cash and cash equivalents at end of period	$898	$512	$898
Supplemental disclosure of noncash investing and financing activities
Issuance of common stock in lieu of cash for services	$38	$-	$38

See accompanying notes to the condensed consolidated financial statements.

Osteologix, Inc.
(a development stage company)
 Notes to Condensed Consolidated Financial Statements
March 31, 2007 (Unaudited)
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

Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned Danish subsidiary, Osteologix Aps. All intercompany accounts and transactions have been eliminated. Osteologix operates in one business segment, the development of pharmaceutical products.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual amounts may differ from those estimates. These condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2007 are not necessarily indicative of results that may be expected for the year ending December 31, 2007. The condensed consolidated balance sheet information as of December 31, 2006 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-KSB. These interim financial statements should be read in conjunction with that report.

The condensed consolidated financial statements for the period ended March 31, 2007 are unaudited and are meant to be read in conjunction with the audited consolidated financial statements of the Company. These audited consolidated financial statements included a “going concern” audit opinion from the Company’s independent registered public accounting firm. Osteologix has experienced net losses from its inception through March 31, 2007, and the Company expects losses to continue as the Company furthers its research and development programs. The condensed consolidated financial statements have been prepared assuming that Osteologix will continue as a going concern, which management believes is appropriate because the Company plans to raise additional capital in order to fund is operations. Therefore, the condensed consolidated financial statements do not contain any adjustments that may be required if it is unable to continue as a going concern.

The Company has been in the development stage since its formation. All losses accumulated since the inception of Osteologix have been considered as part of the Company’s development stage activities.

Fair Value of Financial Instruments

For financial instruments consisting of cash and cash equivalents, short-term investments, prepaid expenses and other assets, accounts payable and accrued liabilities included in the condensed consolidated financial statements, the carrying amounts are reasonable estimates of the fair value due to their short maturities. The fair value of other short-term and long-term obligations is estimated based on current interest rates available for debt instruments with similar terms, degrees of risk and remaining maturities. The carrying values of these obligations approximate their fair values.

2.	Cash Equivalents and Short-Term Investments

The Company considers all highly liquid investments with a maturity period of three months or less at the time of acquisition to be cash equivalents.

The Company generally invests funds that are not required for immediate operating needs in a diversified portfolio of debt securities. Based on the term and liquidity of the investments, these securities are classified as either cash equivalents or short-term investments on the condensed consolidated balance sheets. Management determines the appropriate classification of these marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date. As of March 31, 2007, the Company considers all marketable securities as available-for-sale and they are stated at their estimated fair value based upon market quotes.

As of March 31, 2007, all of the Company’s short-term investments had maturity dates of less than one year. The fair value of U.S. government securities was $324,000, the fair value of corporate securities was $3,160,000, the fair value of municipal securities was $202,000, and the fair value of asset-backed securities was $428,000. The Company has not experienced any significant losses on its investments. As of March 31, 2007, the unrealized gains and losses on the Company’s short-term investments were immaterial.

3.	Stock-Based Compensation

The Company uses the Black-Scholes option-pricing model as its method for valuing stock-based compensation, which consists of options and warrants to purchase common stock at or above its fair value at the time of grant. There were no options or warrants to purchase common stock issued during the three months ended March 31, 2007 or 2006. Total expense for stock-based compensation was $70,000 and $29,000 for the three months ended March 31, 2007 and 2006, respectively. As of March 31, 2007, the total unrecognized expense for unvested stock warrants and options was $335,000, which will be expensed over the remaining vesting period of 3.6 years. The aggregate intrinsic value of the options and warrants outstanding and exercisable as of March 31, 2007 was $0.

On January 2, 2007, the Company issued 30,299 shares of its common stock to members of its board of directors for their services on the board during the last six months of 2006. The common stock was issued in place of cash payments, and was valued at $1.25 per share, the closing price on December 29, 2006, the final business day of the calendar year.

4.	Net Loss Per Share

The net loss per share has been computed using the weighted-average number common shares outstanding during the period. During the three months ended March 31, 2007 and 2006, potentially dilutive options and warrants to purchase common stock aggregating 2,129,000 and 979,000 shares, respectively, were outstanding and not considered because their effect would have been antidilutive.

5.	Recently Adopted Accounting Pronouncement

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FIN 48, “Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109” (“FIN 48”), which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions. FIN 48 prescribes a model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in an income tax return and is effective for fiscal years beginning after December 15, 2006. Accordingly, the Company adopted the provisions of FIN 48 on January 1, 2007. Under FIN 48, Osteologix may recognize the tax benefit from an uncertain tax position only if it is more-likely-than-not (greater than 50% likely) that the tax position will be upheld on examination by the taxing authority, based on the technical merits of the tax position. FIN 48 also provides guidance on income tax recognition and classification, and requires additional financial statement disclosures, including information about interest and penalties on income taxes and accounting for income taxes in interim periods.

The Company believes that it has not taken any uncertain income tax positions that would impact its condensed consolidated financial statements as of March 31, 2007. As of January 1, 2007, the date Osteologix adopted FIN 48, the Company had deferred tax assets of $2,869,000, which were not recognized in the financial statements because they were fully reserved by a valuation allowance of the same amount. Also as of the date of adoption, and as of March 31, 2007, Osteologix does not have a liability for unrecognized tax benefits. The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of March 31, 2007, the company has no accrued interest or penalties related to uncertain income tax positions.

The Company files Danish, U.S. federal and state (California) income tax returns, The Company is subject to Danish income tax examinations by tax authorities for years beginning in 2003. The Company is subject to U.S. federal and state income tax examinations by tax authorities for years beginning in 2004.

6.	Recent Accounting Pronouncement

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which clarifies and prioritizes methods for measuring fair value under generally accepted accounting principles. SFAS 157 generally increases the level of disclosure required for fair value measurements, although it does not impact the valuations or disclosures required under Statement of Financial Accounting Standards No. 123R, “Share-based Payment.” For Osteologix, implementation of SFAS 157 will be required on January 1, 2008. The Company is evaluating the impact of SFAS 157 on its consolidated financial statements and disclosures.

7.	Subsequent Events

On April 3, 2007, the Company announced the resignation of its Chief Executive Officer and President, Charles J. Casamento, effective immediately. In connection with an agreement entered into regarding Mr. Casamento’s resignation, the Company expects to incur charges of approximately $520,000 which will be recorded in general and administrative expenses in the second quarter of 2007.

On April 3, 2007, the Company also announced that Philip J. Young would become the Company’s new President and Chief Executive Officer effective May 1, 2007. In accordance with his employment agreement, Mr. Young received options to purchase 1,000,000 shares of Osteologix common stock on his start date of May 1, 2007.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH:

1.	THE INFORMATION CONTAINED IN THE FINANCIAL STATEMENTS OF THE COMPANY APPEARING ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-QSB; AND

2.	RISK FACTORS AND MANAGEMENT’S DISCUSSION AND ANALYSIS CONTAINED IN THE COMPANY’S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2006.

PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Form 10-QSB that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These include statements about the Company’s expectations, beliefs, intentions or strategies for the future, which are indicated by words or phrases such as “anticipate,” “believe,” “design,” “expect,” “intend,” “may,” “plan,” “will,” and similar words or phrases. The forward-looking statements are based on our current expectations and are subject to certain risks, uncertainties and assumptions. Our actual results could differ materially from results anticipated in these forward-looking statements. All forward-looking statements included in this document are based on information available to us on the date hereof, and we do not assume any obligation to update any forward-looking statements. References in this filing to the “Company,” “we,” “us,” and “our” refer to Osteologix, Inc. and its subsidiary.

Except for the historical information contained herein, the matters discussed in this “Management’s Discussion and Analysis or Plan of Operation,” and elsewhere in this report are forward-looking statements that involve risks and uncertainties. The factors listed in the section captioned “Risk Factors” in our Annual Report on Form 10-KSB for the year ended December 31, 2006, which was filed with the Securities and Exchange Commission on March 27, 2007, and all cautionary language in this report provide examples of risks, uncertainties and events that may cause our actual results to differ materially from those projected. Except as may be required by law, we undertake no obligation to update any forward-looking statement to reflect events after the date of this report.

Company Information and Background

We are a development stage pharmaceutical company engaged in the business of developing pharmaceuticals for the treatment and prevention of diseases of bone and joint tissues. The lead product candidate, NB S101, is in clinical development for treatment of osteoporosis.

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

We began operations in 2003, and in 2003 and early 2004 started chemistry and in vitro studies for the selection and development of NB S101, our lead product candidate for the treatment of osteoporosis. Later in 2004 we established a United States subsidiary and opened an office in San Francisco. In 2005 we expanded our operational capabilities to enter human clinical studies and completed our first phase I clinical trial. In 2006 we completed a merger transaction which provided us with a public stock listing and began our currently on-going phase II clinical trial.

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

Critical Accounting Policies and Use of Estimates

The preparation of our condensed consolidated financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the reported amounts of revenue and expense, and the disclosure of contingent assets and liabilities. We evaluate our estimates and assumptions on an ongoing basis. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that it is important for investors to be aware that there is a particularly high degree of subjectivity involved in estimating the fair value of stock-based compensation, that the expenses recorded for stock-based compensation in the Company’s financial statements may differ significantly from the actual value realized by the recipients of the stock awards, and that the expenses recorded for stock-based compensation will not result in cash payments from Osteologix.

Recently Adopted or Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board, or FASB, issued FIN 48, “Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109,” or FIN 48, which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions. FIN 48 prescribes a model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in an income tax return and is effective for fiscal years beginning after December 15, 2006. Accordingly, we adopted the provisions of FIN 48 on January 1, 2007. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more-likely-than-not (greater than 50% likely) that the tax position will be upheld on examination by the taxing authority, based on the technical merits of the tax position. FIN 48 also provides guidance on income tax recognition and classification, and requires additional financial statement disclosures, including information about interest and penalties on income taxes and accounting for income taxes in interim periods. We believe we have not taken any uncertain income tax positions.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” or SFAS 157, which clarifies and prioritizes methods for measuring fair value under generally accepted accounting principles. SFAS 157 generally increases the level of disclosure required for fair value measurements, although it does not impact the valuations or disclosures required under Statement of Financial Accounting Standards No. 123R, “Share-based Payment.” For Osteologix, implementation of SFAS 157 will be required on January 1, 2008. The Company is evaluating the impact of SFAS 157 on its consolidated financial statements and disclosures.

Recent Developments

On April 3, we announced that Philip J. Young was appointed President and Chief Executive Officer, replacing Charles J. Casamento who resigned as Chief Executive Officer and President effective immediately.

On April 18, we announced that we had completed enrollment in our human phase II clinical trial of NB S101, our investigational new drug for osteoporosis. We expect to learn the results of this trial in late 2007.

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Revenues

Osteologix’s products are currently in various stages of research and development, and there were no revenues recorded in the three month periods ended March 31, 2007 and 2006. Future product revenues will depend on our ability to successfully develop and commercialize our product candidates.

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

Research and development expenses, and the changes compared to the previous year, were as follows:

Three Months Ended March 31,		Increase from Period in Prior Year
2007	2006	Dollars	Percent
$1,194,000	$217,000	$977,000	450%

Research and development expenses increased $977,000 for the first three months of 2007 compared to the first three months of 2006 primarily because of costs incurred for our on-going human phase II clinical trial which we started in late 2006. The phase II clinical trial costs include expenditures incurred by the physicians treating the patients being evaluated for and enrolled into the trial, expenditures by a contract research organization that is assisting us with the oversight of the trial, and costs to acquire, manufacture and package the drug products that are being used in the study.

We expect research and development expenses for the balance of 2007 to continue to be higher than for the comparable periods in 2006 because of the phase II clinical trial that is underway.

General and Administrative Expenses

General and administrative expenses include compensation expense for personnel not directly involved in research and development activities, management and board of directors costs, insurance and accounting, legal and patent expenses.

General and administrative expenses, and the changes compared the previous year, were as follows:

Three Months Ended March 31,		Increase from Period in Prior Year
2007	2006	Dollars	Percent
$849,000	$404,000	$445,000	110%

General and administrative expenses increased by $445,000 for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 primarily because of the increased costs, including legal and accounting costs, of operating as a public company in the 2007 period; for the three months ended March 31, 2006, Osteologix was not publicly listed. We expect general and administrative expenses to for the balance of 2007 to continue to be higher than for the comparable periods in 2006 because our incremental costs for operating as a public company were incurred for only a portion of 2006. In addition, on April 3, 2007, we announced the resignation of our previous Chief Executive Officer and President, and will record costs related to the termination of his employment in the second quarter of 2007. Also, as required by Section 404 of Sarbanes-Oxley, we will be required to provide a management attestation regarding our internal controls, further increasing general and administrative costs.

Interest Income

Interest income increased to $74,000 for the first three months of 2007 because of the higher cash and short-term investment account balances following a private placement transaction that raised $10 million in gross proceeds in May 2006.

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

The following table summarizes our cash, cash equivalents and short-term investments, and our working capital available to fund our operations:

	March 31, 2007	December 31, 2006
Cash, cash equivalents and short-term investments	$5,012,000	$6,200,000
Working capital	3,917,000	5,788,000

The decrease in our cash, cash equivalents and short-term investments of $1,188,000 during the first three months of 2007 funded the continuing development of NB S101, our investigational drug for osteoporosis, including the on-going phase II clinical trial which began in late 2006, and the general and administrative expenses of operating a public company. The decrease in our cash, cash equivalents and short-term investments of $1,188,000 consisted of a decrease in short-term investments of $1,605,000, primarily due to sales and maturities of short-term investments, partially offset by an increase of $417,000 in cash and cash equivalents. We have experienced net losses from our inception through March 31, 2007, and we expect losses to continue as we further our research and development programs. We have prepared our condensed consolidated financial statements assuming that we will continue as a going concern, which we believe is appropriate because we plan to raise additional funds through one or more of the various alternatives we are considering. However, we may not be able to raise additional funds on acceptable terms or at all. We believe that our current cash, cash equivalents and short-term investments as of March 31, 2007 will provide liquidity to fund our operations into the fourth quarter of 2007.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, results of operations, liquidity or capital resources.

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

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors.

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

OSTEOLOGIX, INC.

Date: May 10, 2007	By:	/s/ PHILIP J. YOUNG
Name: Philip J. Young Title: President and Chief Executive Officer

Date: May 10, 2007	By:	/s/ MATTHEW M. LOAR
Name: Matthew M. Loar Title: Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rules 13A-14(A) and 15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rules 13A-14(A) and 15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).