Form 10QSB
period 2007-06-30
Osteologix, Inc.
filed 2007-08-14
CIK 1278129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

(415) 955-2700
(Issuer’s Telephone Number)

_______________________________________________________________
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
YES ☐ NO ☒

There were 24,935,176 shares outstanding of the issuer’s common stock outstanding on July 31, 2007.

Transitional Small Business Disclosure Format (check one): YES ☐ NO ☒

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Osteologix, Inc.
(a development stage company)
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)

	June 30,	December 31,
	2007	2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,610	$481
Short-term investments	5,560	5,719
Prepaid expenses and other assets	209	333
Total current assets	8,379	6,533

Equipment, net	5	9

Total assets	$8,384	$6,542

Liabilities and Stockholders' Equity
Current liabilities:
Clinical trial accounts payable	$1,526	$347
Other accounts payable	422	253
Accrued liabilities	567	145
Total current liabilities	2,515	745

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $0.0001 par value, 1,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.0001 par value, 100,000 shares authorized, 24,909 and 21,021 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	2	2
Additional paid-in-capital	20,750	15,622
Accumulated other comprehensive loss	(82)	(56)
Deficit accumulated during development stage	(14,801)	(9,771)
Total stockholders' equity	5,869	5,797

Total liabilities and stockholders' equity	$8,384	$6,542

See accompanying notes to the condensed consolidated financial statements.

Osteologix, Inc.
(a development stage company)
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		For the Period from June 16, 2003 (Inception) to
	2007	2006	2007	2006	June 30, 2007

Revenues	$—	$—	$—	$—	$750

Operating expenses:
Research and development	1,845	392	3,039	609	8,123
General and administrative	1,286	813	2,135	1,217	7,832
Total operating expenses	3,131	1,205	5,174	1,826	15,955
Loss from operations	(3,131)	(1,205)	(5,174)	(1,826)	(15,205)

Interest income, net	70	38	144	38	404

Net loss	$(3,061)	$(1,167)	$(5,030)	$(1,788)	$(14,801)

Net loss per share, basic and diluted	$(0.14)	$(0.08)	$(0.23)	$(0.14)

Weighted average number of shares outstanding basic and diluted	22,091	14,780	21,574	12,654

See accompanying notes to the condensed consolidated financial statements.

Osteologix, Inc.
(a development stage company)
Condensed Consolidated Statement of Stockholders' Equity and Comprehensive Loss
For the Period From June 16, 2003 (Inception) to June 30, 2007
(in thousands, except per share amounts)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive Income	Deficit Accumulated During the Development	Total Stockholders'
	Shares	Amount	Capital	(Loss)	Stage	Equity
Issuance of common stock for cash of $0.02 per share in June 2003	4,897	$1	$84	$-	$-	$85
Issuance of common stock for cash of $0.95 per share in October 2003	979	-	930	-	-	930
Comprehensive loss:
Net loss for the period	-	-	-	-	(246)	(246)
Foreign currency translations	-	-	-	(21)	-	(21)
Total comprehensive loss						(267)
Balance at December 31, 2003	5,876	1	1,014	(21)	(246)	748
Issuance of common stock for cash of $1.01 per share in May 2004	979	-	988	-	-	988
Comprehensive loss:
Net loss for the period	-	-	-	-	(1,471)	(1,471)
Foreign currency translations	-	-	-	(148)	-	(148)
Total comprehensive loss						(1,619)
Balance at December 31, 2004	6,855	1	2,002	(169)	(1,717)	117
Issuance of common stock for cash of $0.83 per share in January 2005, net of issuance costs	1,430	-	1,158	-	-	1,158
Issuance of common stock for cash of $1.24 per share in June 2005, net of issuance costs	2,220	-	2,699	-	-	2,699
Comprehensive loss:
Net loss for the period	-	-	-	-	(3,196)	(3,196)
Foreign currency translations	-	-	-	165	-	165
Total comprehensive loss						(3,031)
Balance at December 31, 2005	10,505	1	5,859	(4)	(4,913)	943
Common stock transferred in merger with Castle & Morgan Holdings, Inc.	2,860	-	-	-	-	-
Issuance of common stock for cash of $1.31 per share in private placement in May 2006, net of issuance costs	7,656	1	9,255	-	-	9,256
Stock based compensation expense	-	-	508	-	-	508
Comprehensive loss:
Net loss for the period	-	-	-	-	(4,858)	(4,858)
Unrealized gain on short-term investments	-	-	-	2	-	2
Foreign currency translations	-	-	-	(54)	-	(54)
Total comprehensive loss						(4,910)
Balance at December 31, 2006	21,021	2	15,622	(56)	(9,771)	5,797
Issuance of common stock and warrants for cash of $1.32 per share in private placement in June 2007, net of issuance costs	3,826	-	4,970	-	-	4,970
Stock issued in lieu of cash for services	62	-	69	-	-	69
Stock based compensation expense	-	-	89	-	-	89
Comprehensive loss:
Net loss for the period	-	-	-	-	(5,030)	(5,030)
Unrealized gain on short-term investments	-	-	-	3	-	3
Foreign currency translations	-	-	-	(29)	-	(29)
Total comprehensive loss						(5,056)
Balance at June 30, 2007 (Unaudited)	24,909	$2	$20,750	$(82)	$(14,801)	$5,869

See accompanying notes to the condensed consolidated financial statements.

Osteologix, Inc.
(a development stage company)
Condensed Consolidated Statements of Cash Flow
(in thousands, except per share amounts)
(Unaudited)

	For the Six Months Ended June 30,		For the Period From June 16, 2003 (Inception) to
	2007	2006	June 30, 2007
Operating activities
Net loss	$(5,030)	$(1,788)	$(14,801)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	2	3	13
Loss on disposal of equipment	2	-	2
Issuance of stock in lieu of cash for services	69	-	69
Stock based compensation	89	303	597
Changes in operating assets and liabilities:
Accounts receivable	-	750	-
Prepaid expenses and other current assets	124	42	(209)
Clinical trial accounts payable	1,179	(242)	1,526
Other accounts payable	169	-	422
Accrued liabilities	422	(74)	567
Net cash used in operating activities	(2,974)	(1,006)	(11,814)

Investing activities
Purchase of short-term investments	(4,273)	-	(10,820)
Sales and maturities of short-term investments	4,435	-	5,265
Purchase of equipment	-	(1)	(20)
Net cash provided by (used in) investing activities	162	(1)	(5,575)

Financing activities -
Net proceeds from issuance of common stock	4,970	9,256	20,086

Effect of exchange rates on cash and cash equivalents	(29)	(23)	(87)

Net increase in cash and cash equivalents	2,129	8,226	2,610

Cash and cash equivalents at beginning of period	481	571	-
Cash and cash equivalents at end of period	$2,610	$8,797	$2,610

See accompanying notes to the condensed consolidated financial statements.

Osteologix, Inc.
(a development stage company)
 Notes to Condensed Consolidated Financial Statements
June 30, 2007 (Unaudited)
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

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual amounts may differ from those estimates. These condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they are unaudited and they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2007 are not necessarily indicative of results that may be expected for the year ending December 31, 2007. The condensed consolidated balance sheet information as of December 31, 2006 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-KSB. These interim financial statements should be read in conjunction with that report.

The audited consolidated financial statements as of December 31, 2006 included a “going concern” audit opinion from the Company’s independent registered public accounting firm. Although the Company has raised additional capital since these audited financial statements were issued and management believes Osteologix has sufficient cash and short-term investments to last into the second half of 2008, the Company has experienced net losses since its inception expects losses to continue as Osteologix furthers its research and development programs. The condensed consolidated financial statements have been prepared assuming that Osteologix will continue as a going concern, which management believes is appropriate due to the additional capital raised. Therefore, the condensed consolidated financial statements do not contain any adjustments that may be required if it is unable to continue as a going concern.

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

The Company generally invests funds that are not required for immediate operating needs in a diversified portfolio of debt securities. Based on the term and liquidity of the investments, these securities are classified as either cash equivalents or short-term investments on the condensed consolidated balance sheets. Management determines the appropriate classification of these marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date. As of June 30, 2007, the Company considers all marketable securities as available-for-sale and they are stated at their estimated fair value based upon market quotes.

As of June 30, 2007, all of the Company’s short-term investments had maturity dates of less than one year. The fair value of U.S. government securities was $502,000, the fair value of corporate securities was $3,577,000, the fair value of municipal securities was $1,259,000, and the fair value of asset-backed securities was $222,000. The Company has not experienced any significant losses on its investments. The fair value of corporate securities included unrealized gains of $5,000 at June 30, 2007. There were no unrealized losses in the Company’s short-term investments. Realized gains and losses on the Company’s short-term investments have not been material.

3.	Stock-Based Compensation

The Company uses the Black-Scholes option-pricing model as its method for valuing stock-based compensation, which consists of options and warrants to purchase common stock at or above its fair value at the time of grant.

During the three and six month periods ended June 30, 2007, the Company granted to its officers and employees options to purchase a total of 1,150,000 shares of common stock, of which 1,000,000 was a grant to an officer. All options granted during the three and six month periods ended June 30, 2007 have an exercise price of $1.20 per share, vest over four to approximately four and one-half years and expire 10 years from the date of grant. The grant to the officer was awarded at a time when the stock price was $0.98 per share, and the Company has estimated the fair value of this option at $0.61 per share. The options to purchase the remaining 150,000 shares were granted at a time when the stock price was $1.17 per share, and the Company has their estimated fair value of these options at $0.79 per share. The weighted average fair value for the options granted during the 2007 periods was $0.63 per share. For the options granted during the three and six month periods ended June 30, 2007, the Company used an expected volatility factor of 70%, an expected forfeiture rate of 11%, an expected term of 6 years, a dividend yield of 0% and annualized risk-free interest rates ranging from 4.6% to 5.1%.

During the three and six month periods ended June 30, 2006, the Company issued warrants to purchase 979,000 shares of common stock, primarily to the Company’s directors and officers. The warrants were issued concurrently with a merger transaction in replacement of warrants in a predecessor company which were then cancelled. The warrants were issued at the same share exchange ratio as that received by the stockholder of the merged company. The warrants all have an exercise price of $1.03 per share and vest within two years; the estimated fair value as of the date of the merger transaction was $0.73 per share. For the warrants granted during the three and six month periods ended June 30, 2006, the Company used an expected volatility factor of 70%, an expected term of 3 years, a dividend yield of 0% and an annualized risk-free interest rate of 5.0%.

Total expense for stock-based compensation was $19,000 and $275,000 for the three months ended June 30, 2007 and 2006, respectively, and $89,000 and $303,000 for the six months ended June 30, 2007 and 2006, respectively. The costs recorded for the 2006 periods included expenses recognized upon the modification of previously outstanding awards concurrent with the merger transaction. As of June 30, 2007, the total unrecognized expense for unvested stock warrants and options was $1,143,000, which will be expensed over the remaining vesting period of 4.4 years. The aggregate intrinsic value of the options and warrants outstanding and exercisable as of June 30, 2007 was $108,000 and $103,000, respectively.

4.	Net Loss Per Share

The net loss per share has been computed using the weighted-average number common shares outstanding during the periods. During the six months ended June 30, 2007 and 2006, potentially dilutive options and warrants to purchase common stock aggregating 4,821,000 and 979,000 shares, respectively, were outstanding and not considered because their effect would have been antidilutive.

5.	Recently Issued Accounting Pronouncements

Pronouncements Issued and Recently Adopted by the Company

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

The Company believes that it has not taken any uncertain income tax positions that would impact its condensed consolidated financial statements as of June 30, 2007. As of January 1, 2007, the date Osteologix adopted FIN 48, the Company had deferred tax assets of $2,869,000, which were not recognized in the financial statements because they were fully reserved by a valuation allowance of the same amount. Also as of the date of adoption, and as of June 30, 2007, Osteologix does not have a liability for unrecognized tax benefits. The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of June 30, 2007, the company has no accrued interest or penalties related to uncertain income tax positions.

The Company files Danish, U.S. federal and state (California) income tax returns, The Company is subject to Danish income tax examinations by tax authorities for years beginning in 2003. The Company is subject to U.S. federal and state income tax examinations by tax authorities for years beginning in 2004.

Pronouncement Issued, but Not Adopted by the Company

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

6.	Common Stock

On January 2 and April 2, 2007, the Company issued a total of 61,998 shares of its common stock to members of its board of directors for their services on the board during the preceding quarters. The common stock was issued in place of cash payments, and was valued at the closing price on the final business day of the quarter immediately before its issuance.

On June 6, 2007, the Company sold 3,825,754 shares of its common stock to certain accredited institutional investors, along with 1,912,877 warrants to purchase common stock, for gross proceeds of $5,050,000. The common stock was sold for $1.32 per share, and the warrants have an exercise price of $1.20 per share with an expiration date of August 31, 2008. Osteologix has subsequently filed a registration statement covering the resale of these shares.

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

Company Information and Background

We are a development stage pharmaceutical company engaged in the business of developing pharmaceutical products for the treatment and prevention of diseases of bone and joint tissues. The lead product candidate, NB S101, is in clinical development for treatment of osteoporosis.

We were initially formed on June 16, 2003 in Denmark as Nordic Bone A/S, based on intellectual property rights for a product to treat osteoporosis. In October 2004, Nordic Bone A/S incorporated a wholly-owned subsidiary in the United States, and in November 2004 Nordic Bone A/S changed its name to Osteologix A/S. From the formation of Osteologix until May 24, 2006, we were 100%-owned by Nordic Biotech K/S, a Copenhagen, Denmark based venture capital firm. On May 24, 2006, Osteologix A/S completed a “reverse merger” transaction with Castle & Morgan Holdings, Inc., a U.S. public company incorporated in Delaware and traded on the Over-the-Counter Bulletin Board. In the merger, Castle and Morgan Holdings, Inc. issued new shares of common stock in exchange for 100% of the issued common stock of Osteologix A/S. Also on May 24, 2006, a subsidiary of Osteologix A/S completed a private placement transaction, raising $10 million in gross proceeds by issuing new shares of its common stock. Immediately following the merger, Castle & Morgan Holdings, Inc. changed its name to Osteologix, Inc. and the newly issued shares in the subsidiary of Osteologix A/S were exchanged for Osteologix, Inc. shares. As a result of these transactions, the stock in Osteologix A/S previously held by Nordic Biotech K/S exchanged into a 50.0% ownership of Osteologix, Inc., the investors buying stock in the private placement exchanged their shares for 36.4% of Osteologix, Inc., and the previous stockholders of Castle & Morgan Holdings, Inc. owned 13.6% of Osteologix, Inc. Because Nordic Biotech K/S participated in the private placement financing, immediately following the transactions of May 24, 2006 Nordic Biotech K/S owned 60.1% of Osteologix, Inc.

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

Currently, our primary goal is to obtain FDA and European approval for NB S101 for the treatment of osteoporosis. NB S101 contains strontium malonate as its active ingredient and is a once-daily oral tablet. A European company has received approval in Europe for another form of strontium as a treatment for osteoporosis, and has published the results of studies it conducted on its form of strontium that demonstrated its ability to increase formation of new bone while simultaneously decreasing resorption, or loss, of existing bone. In preclinical studies with NB S101 we have also demonstrated this positive impact on bone activity. No product currently approved (or, to our knowledge, under investigation) for the treatment of osteoporosis in the U.S. has demonstrated the ability to increase bone formation and decrease resorption. Our recently completed phase I studies of the pharmacokinetic, or PK, properties of NB S101 revealed that a one gram tablet dose of NB S101 resulted in the same level of strontium in human serum as the European company’s approved product containing over two grams of strontium ranelate in sachet formulation, which must be mixed with water before ingestion. Thus, at a significantly lower dose our tablet formulation of strontium is bioequivalent to a marketed sachet product that has been proven safe and effective in osteoporotic patients in Europe. These data, combined with the results of our recent phase I study, form the basis for our phase II program and the pursuit of approval for NB S101 for the treatment of osteoporosis in the U.S., Europe and elsewhere.

We seek broad intellectual property protection for our product candidates, proprietary information and proprietary technology through a combination of contractual arrangements and patents. We have filed more than 25 individual patent applications that are pending worldwide. Our first patent was issued in October 2006, claiming the treatment of cartilage and bone conditions with water soluble strontium salts, and a divisional application with broader claims than the issued patent is still pending. In July 2007 Intellectual Property Services filed an objection to the issued patent with the European Patent Office. We are in the process of drafting a response which will be due to the European Patent Office in January 2008. We cannot predict the outcome of this opposition, which is likely to take several years to complete. However, regardless of the outcome of this matter, our lead product candidate NB S101 is protected by other intellectual property rights and data relating to our new chemical entity will remain proprietary to the Company for a number of years following U.S. and European approval, if received.

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

Recent Developments

On April 3, we announced that Philip J. Young was appointed President and Chief Executive Officer, replacing Charles J. Casamento who resigned as Chief Executive Officer and President.

On April 18, we announced that we had completed enrollment in our human phase II clinical trial of NB S101, our investigational new drug for osteoporosis. We expect to learn the results of this trial in late 2007.

On June 7, we announced that we had sold 3,825,754 shares of common stock and 1,912,877 warrants to purchase common stock to certain institutional investors for gross proceeds of $5,050,000.

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Revenues

Osteologix’s products are currently in various stages of research and development, and there were no revenues recorded in the three month periods ended June 30, 2007 and 2006. Future product revenues will depend on our ability to successfully develop and commercialize our product candidates.

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

Research and development expenses, and the changes compared to the previous year, were as follows:

Three Months Ended June 30,		Increase from Period in Prior Year
2007	2006	Dollars	Percent

$1,845,000	$392,000	$1,453,000	371%

Research and development expenses increased $1,453,000 for the three months ended June 30, 2007 compared to the three months ended June 30, 2006 primarily because of costs incurred for our on-going human phase II clinical trial which we started in late 2006. The phase II clinical trial costs include expenditures incurred by the physicians treating the patients being evaluated for and enrolled into the trial, expenditures by a contract research organization that is assisting us with the oversight of the trial, and costs to acquire, manufacture and package the drug products that are being used in the study.

General and Administrative Expenses

General and administrative expenses include compensation expense for personnel not directly involved in research and development activities, management and board of directors costs, insurance and accounting, legal and patent expenses.

General and administrative expenses, and the changes compared the previous year, were as follows:

Three Months Ended March 31,		Increase from Period in Prior Year
2007	2006	Dollars	Percent

$1,286,000	$813,000	$473,000	58%

General and administrative expenses increased by $473,000 for the three months ended June 30, 2007 compared to the three months ended June 30, 2006 primarily because of incremental costs incurred for severance following the resignation of our previous Chief Executive Officer. In addition, we incurred increased costs of operating as a public company for the full 2007 period as compared to only a portion of the 2006 period, including increased staffing, external legal and accounting costs. Partially offsetting the increased costs in the 2007 period were lower costs for stock-based compensation following a 2006 modification to outstanding equity awards.

Interest Income

Interest income increased by 84%, to $70,000 for the three months ended June 30, 2007, as compared to the three months ended June 30, 2006, due to the higher average cash and short-term investment account balances in the 2007 period.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Revenues

There were no revenues recorded in either the first half of 2007 or in the first half of 2006 because our products have not been approved for sale and are still in the process of being developed,. Future product revenues will depend on our ability to successfully develop and commercialize our product candidates.

Research and Development Expenses

Research and development expenses, and the changes compared to the previous year, were as follows:

Six Months Ended June 30,		Increase from Period in Prior Year
2007	2006	Dollars	Percent

$3,039,000	$609,000	$2,430,000	399%

Research and development expenses increased $2,430,000 for the first half of 2007 compared to the first half of 2006 primarily because of costs incurred for our on-going human phase II clinical trial which we started in late 2006. The phase II clinical trial costs include expenditures incurred by the physicians treating the patients being evaluated for and enrolled into the trial, expenditures by a contract research organization that is assisting us with the oversight of the trial, and costs to acquire, manufacture and package the drug products that are being used in the study.

We expect research and development expenses for the balance of 2007 to continue to be higher than for the comparable periods in 2006 because of the phase II clinical trial that is underway.

General and Administrative Expenses

General and administrative expenses, and the changes compared the previous year, were as follows:

Six Months Ended June 30,		Increase from Period in Prior Year
2007	2006	Dollars	Percent

$2,135,000	$1,217,000	$918,000	75%

General and administrative expenses increased by $918,000 for the six months ended June 30, 2007 compared to the six months ended June 30, 2006 primarily because of increased costs of operating as a public company for the full 2007 period as compared to only a portion of the 2006 period, including increased staffing, and external legal and accounting costs. In addition, in the 2007 period we incurred incremental costs for severance following the resignation of our previous Chief Executive Officer. Partially offsetting the increased costs in the 2007 period were lower costs for stock-based compensation following a 2006 modification to outstanding equity awards.

We expect general and administrative expenses to for the balance of 2007 to continue to be higher than for the comparable periods in 2006 because we have build our infrastructure to support our operations as a public company and we are incurring increasing costs as we prepare to provide a management attestation regarding our internal controls as required by Section 404 of the Sarbanes-Oxley Act.

Interest Income

Interest income increased by 279%, to $144,000 for the first half of 2007, as compared to the first half of 2006, due to the higher average cash and short-term investment account balances in the 2007 period.

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

In measuring liquidity, we do not distinguish between cash and short-term investments because all of our short-term investments are available-for-sale and can readily be converted to cash if needed. The following table summarizes our cash, cash equivalents and short-term investments, and our working capital available to fund our operations:

	June 30, 2007	December 31, 2006
Cash, cash equivalents and short-term investments	$8,170,000	$6,200,000
Working capital	5,864,000	5,788,000

Our combined balance of cash, cash equivalents and short-term investments increased by $1,970,000 during the first half of 2007. The increase occurred as a result of our sale of common stock and warrants, for net proceeds of $4,970,000, partially offset by $2,974,000 cash used in operations to fund the continuing development of our investigational drug for osteoporosis, NB S101. Our cash used in operations included expenditures for the on-going phase II clinical trial (which began in late 2006), additional development work on NB S101 and the general and administrative expenses of operating a public company. Our working capital increased by $76,000, which is substantially less than the increase in cash and short-term investments because of costs we have accrued that are primarily related to the on-going human phase II clinical trial of NB S101.

The increase in our cash, cash equivalents and short-term investments of $1,970,000 during the first half of 2007 consisted of an increase in cash and cash equivalents of $2,129,000 and a decrease in short-term investments of $159,000. We have experienced net losses from our inception through June 30, 2007, and we expect losses to continue as we further our research and development programs. We have prepared our condensed consolidated financial statements assuming that we will continue as a going concern, which we believe is appropriate because we believe we have sufficient capital to fund our planned operations to approximately the end of the third quarter of 2008. We also believe that if we were to need additional capital, we could raise additional funds through the sale of equity or debt securities, by licensing rights to our lead product candidate or by other means, however our ability to raise additional funds is not guaranteed.

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

We believe that our currently available existing resources will provide liquidity to fund our planned operations into the second half of 2008. Because we are in the business of developing pharmaceutical products, which is time-consuming and expensive, and NB S101, our most advanced investigational drug, has only recently entered phase II clinical trials, we will require additional financial resources to carry out our business strategy. We plan to follow the current phase II clinical trial with a larger phase II and/or phase III clinical trial that we estimate will take approximately two years to complete. After the next clinical trial, either one or two still larger phase III trials will be required. We may license the rights to NB S101 to a larger company before any of the clinical trials are complete, or we may choose to retain all rights ourselves without entering into a license or collaborative agreement. If the results of the clinical trials are positive, we plan to seek approval for NB S101 throughout the world, either on our own or in collaboration with a larger pharmaceutical company that has more financial resources than we do.

Because we are developing NB S101 and are also seeking to expand our line of investigational drugs by acquiring rights to additional drugs in development, we will require additional financial resources to carry out our plans. We are exploring various options to obtain additional capital, including the licensing of certain rights to NB S101, the sale of equity or debt securities and other alternatives. Our ability to successfully raise additional funds for our operations will be based, in part, on overall market conditions, conditions in the biotechnology and pharmaceutical industries, the status and results of our clinical trials, and other parties’ opinions about NB S101 and the osteoporosis market, among other factors. Additional funding may not be available on acceptable terms, if at all. The actual amounts we needed for our future capital requirements will vary depending on a number of other factors, including but not limited to:

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

Commitments

In connection with the sale of stock and warrants that closed on June 6, 2007, on July 24, 2007 we filed a registration statement with the SEC with respect to the resale of the common stock and the shares of common stock underlying the warrants by certain of the investors. If our registration statement is not declared effective or does not remain effective as specified in the agreements we may be required to pay up to 1.5% of the purchase price of the shares as liquidated damages in certain circumstances, up to a maximum of 10%.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On June 4, 2007, Osteologix entered into a securities purchase agreement with certain accredited investors for the sale of an aggregate of 1,912,877 units, each consisting of two shares of the Company’s common stock, $.0001 par value per share and one common stock purchase warrant with an exercise price of $1.20 per share, at a purchase price of $2.64 per unit, for an aggregate purchase price of $5,050,000 in a transaction exempt from registration under the Securities Act. These securities were sold in reliance on the exemption from registration contained in Section 4(2) of the Securities Act. No discounts or commissions were paid in connection with the sale. The warrants expire on August 31, 2008. The transaction closed on June 6, 2007.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   On June 7, 2007, we held our annual meeting of stockholders. Stockholders voted on two proposals at the meeting and the voting results were as follows:

1.	The seven nominess to the Company’s board of directors were elected with the following votes cast for each nominee:

	Affirmative Votes	Withheld Votes
Jeremy Curnock Cook	15,818,694	-
Christian Hansen	15,761,274	57,420
Klaus Eldrup-Jørgensen	15,818,694	-
Bobby W. Sandage, Jr.	15,818,694	-
Florian Schönharting	15,761,274	57,420
Christopher B. Wood	15,818,694	-
Philip J. Young	15,818,694	-

2.
A proposal to ratify the selection of Weinberg & Company, P.A. as our independent registered public accounting firm for the fiscal year ending December 31, 2007 was approved with 15,801,193 affirmative votes, 17,501 negative votes, and no abstentions.

ITEM 5.  OTHER INFORMATION.

There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors.

ITEM 6.  EXHIBITS.

(a)	EXHIBITS

The following exhibits are filed as part of this report:

Exhibit Number	Description

4.1	Form of Warrant dated June 4, 2007 (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on June 7, 2007 (the “June 2007 Form 8-K”)).

10.6
Separation Agreement and Mutual General Release effective as of April 3, 2007 by and between the Registrant and Charles Casamento (incorporated by reference to Exhibit 10.11 to the Registrant’s Post Effective Amendment on Form SB-2 filed on June 15, 2007).

10.7
Securities Purchase Agreement dated June 4, 2007 by and between the Registrant and the subscribers identified on the signature pages thereto (incorporated herein by reference to Exhibit 10.1 to the June 2007 Form 8-K).

10.8
Registration Rights Agreement dated June 4, 2007 by and between the Registrant and the subscribers identified on the signature pages thereto (incorporated herein by reference to Exhibit 10.2 to the June 2007 Form 8-K).

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

OSTEOLOGIX, INC.

Date: August 14, 2007	By:	/S/ PHILIP J. YOUNG
Name: Philip J. Young
Title: President and Chief Executive Officer

Date: August 14, 2007	By:	/S/ MATTHEW M. LOAR
Name: Matthew M. Loar
Title: Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

4.1	Form of Warrant dated June 4, 2007 (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on June 7, 2007 (the “June 2007 Form 8-K”)).

10.6
Separation Agreement and Mutual General Release effective as of April 3, 2007 by and between the Registrant and Charles Casamento (incorporated by reference to Exhibit 10.11 to the Registrant’s Post Effective Amendment on Form SB-2 filed on June 15, 2007).

10.7
Securities Purchase Agreement dated June 4, 2007 by and between the Registrant and the subscribers identified on the signature pages thereto (incorporated herein by reference to Exhibit 10.1 to the June 2007 Form 8-K).

10.8
Registration Rights Agreement dated June 4, 2007 by and between the Registrant and the subscribers identified on the signature pages thereto (incorporated herein by reference to Exhibit 10.2 to the June 2007 Form 8-K).

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