Form 10QSB
period 2007-09-30
Osteologix, Inc.
filed 2007-11-14
CIK 1278129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________
FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

There were 24,961,455 shares outstanding of the issuer’s common stock outstanding on October 31, 2007.

Transitional Small Business Disclosure Format (check one): YES ☐ NO ☒

TABLE OF CONTENTS

Page

PART I - FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
ITEM 3.	CONTROLS AND PROCEDURES

PART II - OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS.
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
ITEM 5.	OTHER INFORMATION.
ITEM 6.	EXHIBITS.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
Osteologix, Inc.
(a development stage company)
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)

	September 30,	December 31,
	2007	2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,656	$481
Short-term investments	4,607	5,719
Prepaid expenses and other assets	209	333
Total current assets	6,472	6,533

Equipment, net	12	9

Total assets	$6,484	$6,542

Liabilities and stockholders' equity
Current liabilities:
Clinical trial accounts payable	$1,813	$347
Other accounts payable	155	253
Accrued liabilities	308	145
Total current liabilities	2,276	745
Commitments and Contingencies
Stockholders' equity
Preferred stock, $0.0001 par value, 1,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.0001 par value, 100,000 shares authorized, 24,935 and 21,021 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	2	2
Additional paid-in-capital	20,846	15,622
Accumulated other comprehensive loss	(139)	(56)
Deficit accumulated during development stage	(16,501)	(9,771)
Total stockholders' equity	4,208	5,797

Total liabilities and stockholders' equity	$6,484	$6,542

See accompanying notes to the condensed consolidated financial statements.

Osteologix, Inc.
(a development stage company)
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		For the Period from June 16, 2003 (Inception) to September 30,
	2007	2006	2007	2006	2007

Revenues	$—	$—	$—	$—	$750

Operating expenses:
Research and development	1,013	648	4,052	1,257	9,136
General and administrative	779	835	2,914	2,052	8,611
Total operating expenses	1,792	1,483	6,966	3,309	17,747
Loss from operations	(1,792)	(1,483)	(6,966)	(3,309)	(16,997)

Interest income, net	92	95	236	133	496

Net loss	$(1,700)	$(1,388)	$(6,730)	$(3,176)	$(16,501)

Net loss per share, basic and diluted	$(0.07)	$(0.07)	$(0.30)	$(0.21)

Weighted average number of shares outstanding basic and diluted	24,935	21,021	22,706	15,474

See accompanying notes to the condensed consolidated financial statements.

Osteologix, Inc.
(a development stage company)
Condensed Consolidated Statement of Stockholders' Equity and Comprehensive Loss
For the Period From June 16, 2003 (Inception) to September 30, 2007
(in thousands, except per share amounts)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Deficit Accumulated During the Development	Total Stockholders
	Shares	Amount	Capital	Income (Loss)	Stage	Equity
Issuance of common stock for cash of $0.02 per share in June 2003	4,897	$1	$84	$-	$-	$85
Issuance of common stock for cash of $0.95 per share in October 2003	979	-	930	-	-	930
Comprehensive loss:
Net loss for the period	-	-	-	-	(246)	(246)
Foreign currency translations	-	-	-	(21)	-	(21)
Total comprehensive loss						(267)
Balance at December 31, 2003	5,876	1	1,014	(21)	(246)	748
Issuance of common stock for cash of $1.01 per share in May 2004	979	-	988	-	-	988
Comprehensive loss:
Net loss for the period	-	-	-	-	(1,471)	(1,471)
Foreign currency translations	-	-	-	(148)	-	(148)
Total comprehensive loss						(1,619)
Balance at December 31, 2004	6,855	1	2,002	(169)	(1,717)	117
Issuance of common stock for cash of $0.83 per share in January 2005, net of issuance costs	1,430	-	1,158	-	-	1,158
Issuance of common stock for cash of $1.24 per share in June 2005, net of issuance costs	2,220	-	2,699	-	-	2,699
Comprehensive loss:
Net loss for the period	-	-	-	-	(3,196)	(3,196)
Foreign currency translations	-	-	-	165	-	165
Total comprehensive loss						(3,031)
Balance at December 31, 2005	10,505	1	5,859	(4)	(4,913)	943
Common stock transferred in merger with Castle & Morgan Holdings, Inc.	2,860	-	-	-	-	-
Issuance of common stock for cash of $1.31 per share in private placement in May 2006, net of issuance costs	7,656	1	9,255	-	-	9,256
Stock based compensation expense	-	-	508	-	-	508
Comprehensive loss:
Net loss for the period	-	-	-	-	(4,858)	(4,858)
Unrealized gain on short-term investments	-	-	-	2	-	2
Foreign currency translations	-	-	-	(54)	-	(54)
Total comprehensive loss						(4,910)
Balance at December 31, 2006	21,021	2	15,622	(56)	(9,771)	5,797
Issuance of common stock and warrants for cash of $1.32 per share in private placement in June 2007, net of issuance costs	3,826	-	4,970	-	-	4,970
Stock issued in lieu of cash for services	88	-	99	-	-	99
Stock based compensation expense	-	-	155	-	-	155
Comprehensive loss:
Net loss for the period	-	-	-	-	(6,730)	(6,730)
Unrealized loss on short-term investments	-	-	-	(2)	-	(2)
Foreign currency translations	-	-	-	(81)	-	(81)
Total comprehensive loss						(6,813)
Balance at September 30, 2007 (Unaudited)	24,935	$2	$20,846	$(139)	$(16,501)	$4,208

See accompanying notes to the condensed consolidated financial statements.

Osteologix, Inc.
(a development stage company)
Condensed Consolidated Statements of Cash Flow
(in thousands, except per share amounts)
(Unaudited)

	For the Nine Months Ended September 30,		For the Period From June 16, 2003 (Inception) to September 30,
	2007	2006	2007
Operating activities
Net loss	$(6,730)	$(3,176)	$(16,501)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	4	4	15
Loss on disposal of equipment	2	-	2
Issuance of stock in lieu of cash for services	99	-	99
Stock based compensation	155	329	663
Changes in operating assets and liabilities:
Accounts receivable	-	750	-
Prepaid expenses and other current assets	124	107	(209)
Clinical trial accounts payable	1,466	-	1,813
Other accounts payable	(98)	(211)	155
Accrued liabilities	163	(94)	308
Net cash used in operating activities	(4,815)	(2,291)	(13,655)

Investing activities
Purchase of short-term investments	(5,753)	(5,642)	(12,300)
Sales and maturities of short-term investments	6,863	-	7,693
Purchase of equipment	(9)	(7)	(29)
Net cash provided by (used in) investing activities	1,101	(5,649)	(4,636)

Financing activities -
Net proceeds from issuance of common stock	4,970	9,256	20,086

Effect of exchange rates on cash and cash equivalents	(81)	(27)	(139)

Net increase in cash and cash equivalents	1,175	1,289	1,656

Cash and cash equivalents at beginning of period	481	571	-
Cash and cash equivalents at end of period	$1,656	$1,860	$1,656

See accompanying notes to the condensed consolidated financial statements.

Osteologix, Inc.
(a development stage company)
 Notes to Condensed Consolidated Financial Statements
September 30, 2007 (Unaudited)
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

Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned Danish subsidiary, Osteologix ApS. All intercompany accounts and transactions have been eliminated. Osteologix operates in one business segment, the development of pharmaceutical products.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual amounts may differ from those estimates. These condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they are unaudited and they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2007 are not necessarily indicative of results that may be expected for the year ending December 31, 2007. The condensed consolidated balance sheet information as of December 31, 2006 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-KSB. These interim financial statements should be read in conjunction with that report.

The audited consolidated financial statements as of December 31, 2006 included a “going concern” audit opinion from the Company’s independent registered public accounting firm. Although the Company has raised additional capital since these audited financial statements were issued and management believes Osteologix has sufficient cash and short-term investments to last to the end of the third quarter of 2008, the Company has experienced net losses since its inception expects losses to continue as Osteologix furthers its research and development programs. The condensed consolidated financial statements have been prepared assuming that Osteologix will continue as a going concern, which management believes is appropriate due to the additional capital raised. Therefore, the condensed consolidated financial statements do not contain any adjustments that may be required if the Company is unable to continue as a going concern.

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

The Company generally invests funds that are not required for immediate operating needs in a diversified portfolio of debt securities. Based on the term and liquidity of the investments, these securities are classified as either cash equivalents or short-term investments on the condensed consolidated balance sheets. Management determines the appropriate classification of these marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date. As of September 30, 2007, the Company considers all marketable securities as available-for-sale and they are stated at their estimated fair value based upon market quotes.

As of September 30, 2007, all of the Company’s short-term investments had maturity dates of less than one year. The fair value of U.S. government securities was $509,000, the fair value of corporate securities was $1,461,000, the fair value of municipal securities was $2,299,000, and the fair value of asset-backed securities was $338,000. The Company has not experienced any significant losses on its investments. There were no material unrealized gains or losses in the Company’s short-term investments. Realized gains and losses on the Company’s short-term investments have not been material.

3.	Stock-Based Compensation

The Company uses the Black-Scholes option-pricing model as its method for valuing stock-based compensation, which consists of options and warrants to purchase common stock at or above its fair value at the time of grant.

No options were granted during the three month period ended September 30, 2007. During the nine month period ended September 30, 2007, the Company granted to its officers and employees options to purchase a total of 1,150,000 shares of common stock. Of these options granted in 2007, 1,000,000 were to an officer. All options granted during the nine month period ended September 30, 2007 have an exercise price of $1.20 per share, vest over four to approximately four and one-half years and expire 10 years from the date of grant. The grant to the officer was awarded at a time when the stock price was $0.98 per share, and the Company has estimated the fair value of this option at $0.61 per share. The options to purchase the remaining 150,000 shares were granted at a time when the stock price was $1.17 per share, and the Company has estimated the fair value of these options at $0.79 per share. The weighted average fair value for the options granted during the 2007 periods was $0.63 per share. For the options granted during the nine month period ended September 30, 2007, the Company used an expected volatility factor of 70%, an expected forfeiture rate of 11%, an expected term of 6 years, a dividend yield of 0% and annualized risk-free interest rates ranging from 4.6% to 5.1%.

During the three and nine months periods ended September 30, 2006, the Company issued options to purchase 400,000 shares of common stock to an officer. The options were granted with an exercise price of $1.50 per share; at the time of grant the stock price was $1.30 per share. The options vest over four years and expire 10 years from the date of grant. The estimated fair value for the options granted during the 2006 periods was $0.83 per share. To determine this estimated fair value the Company used an expected volatility factor of 70%, an expected term of 6.1 years, a dividend yield of 0% and an annualized risk-free interest rate of 4.7%. During the nine month period ended September 30, 2006, the Company also issued warrants to purchase 979,000 shares of common stock, primarily to the Company’s directors and officers. The warrants were issued concurrently with a merger transaction in replacement of warrants in a predecessor company which were then cancelled. The warrants were issued at the same share exchange ratio as that received by the stockholder of the merged company. The warrants all have an exercise price of $1.03 per share and vest within two years of the date of grant; the estimated fair value as of the date of the merger transaction was $0.73 per share. For the warrants granted during the nine month period ended September 30, 2006, the Company used an expected volatility factor of 70%, an expected term of 3 years, a dividend yield of 0% and an annualized risk-free interest rate of 5.0%.

Total expense for stock-based compensation was $66,000 and $26,000 for the three months ended September 30, 2007 and 2006, respectively, and $155,000 and $329,000 for the nine months ended September 30, 2007 and 2006, respectively. The costs recorded for the 2006 periods included expenses recognized upon the modification of previously outstanding awards concurrent with the merger transaction. As of September 30, 2007, the total unrecognized expense for unvested stock warrants and options was $1,064,000, which will be expensed over the remaining vesting period of 4.1 years. The aggregate intrinsic value of the options and warrants outstanding and exercisable as of September 30, 2007 was $126,000 and $121,000, respectively, based on the closing stock price of $1.17 for the period ending September 30, 2007.

4.	Net Loss Per Share

The net loss per share has been computed using the weighted-average number common shares outstanding during the periods. During the nine months ended September 30, 2007 and 2006, potentially dilutive options and warrants to purchase common stock aggregating 4,821,000 and 979,000 shares, respectively, were outstanding and not considered because their effect would have been antidilutive.

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

The Company believes that it has not taken any uncertain income tax positions that would impact its condensed consolidated financial statements as of September 30, 2007. As of January 1, 2007, the date Osteologix adopted FIN 48, the Company had deferred tax assets of $2,869,000, which were not recognized in the financial statements because they were fully reserved by a valuation allowance of the same amount. Also as of the date of adoption, and as of September 30, 2007, Osteologix does not have a liability for unrecognized tax benefits. The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of September 30, 2007, the company has no accrued interest or penalties related to uncertain income tax positions.

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

On January 2, April 2 and July 2, 2007, the Company issued a total of 88,734 shares of its common stock to members of its board of directors for their services on the board during the preceding quarters. The common stock was issued in place of cash payments, and was valued at the closing price on the final business day of the quarter immediately before its issuance.

On June 6, 2007, the Company sold 3,825,754 shares of its common stock to certain accredited institutional investors, along with warrants to purchase 1,912,877 shares of common stock, for gross proceeds of $5,050,000. The common stock was sold for $1.32 per share, and the warrants have an exercise price of $1.20 per share with an expiration date of August 31, 2008. Osteologix filed a registration statement covering the resale of these shares which was declared effective on August 13, 2007.

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

Except for the historical information contained herein, the matters discussed in this “Management’s Discussion and Analysis or Plan of Operation,” and elsewhere in this report are forward-looking statements that involve risks and uncertainties. The factors listed in the section captioned “Risk Factors” in our Annual Report on Form 10-KSB for the year ended December 31, 2006, which was filed with the Securities and Exchange Commission, or the SEC, on March 27, 2007, and all cautionary language in this report provide examples of risks, uncertainties and events that may cause our actual results to differ materially from those projected. Except as may be required by law, we undertake no obligation to update any forward-looking statement to reflect events after the date of this report.

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

We began operations in 2003, and during 2003 and early 2004 we conducted chemistry and in vitro studies for the selection and development of NB S101, our lead product candidate for the treatment of osteoporosis. Later in 2004 we established a presence in the United States. In 2005 we expanded our operational capabilities to enter human clinical studies and completed our first phase I clinical trial of NB S101. In 2006 we completed a merger transaction which provided us with a public stock listing and began a phase II clinical trial of NB S101, which was completed during the third quarter of 2007. On November 5, 2007 we announced that the results of this study were positive and that the study met its primary endpoint by showing a statistically significant reduction in a validated biomarker for bone resorption, CTX-1.

Our primary current goal is to obtain FDA and European approval for NB S101 for the treatment of osteoporosis. NB S101 contains strontium malonate as its active ingredient and is a once-daily oral tablet. A European company has received approval in Europe for a different form of strontium as a treatment for osteoporosis, and has published the results of studies it conducted on its form of strontium that demonstrated its ability to increase formation of new bone while simultaneously decreasing resorption, or loss, of existing bone. In preclinical studies with NB S101 we have also demonstrated this positive impact on bone activity, which was confirmed for the first time in the phase II clinical trial of NB S101 that we recently completed. No product currently approved (or, to our knowledge, under investigation) for the treatment of osteoporosis in the U.S. has demonstrated the ability to increase bone formation and decrease resorption. Our phase I study of the pharmacokinetic, or PK, properties of NB S101 revealed that a one gram tablet dose of NB S101 resulted in approximately the same level of strontium in human serum as the European company’s approved product containing two grams of strontium ranelate in sachet formulation, which must be mixed with water before ingestion. Thus, at a significantly lower dose our tablet formulation of strontium has shown bioequivalent levels of strontium to a marketed sachet product that has been proven safe and effective in osteoporotic patients in Europe. More importantly, the recent results of our phase II study demonstrated that NB S101 decreased an established biomarker of bone resorption, CTX-1, in a dose-dependent manner by an amount statistically equivalent to or superior to the product approved in Europe. The phase II results also showed that NB S101 significantly increased bone mineral density at the lumbar spine and hip with only 12 weeks of treatment.

We seek broad intellectual property protection for our product candidates, proprietary information and proprietary technology through a combination of contractual arrangements and patents. We have filed more than 25 individual patent applications that are pending worldwide. Our first patent was issued in October 2006, claiming the treatment of cartilage and bone conditions with water soluble strontium salts, and a divisional application with broader claims than the issued patent is still pending. In July 2007, Intellectual Property Services filed an objection to the issued patent with the European Patent Office. We are in the process of drafting a response which will be due to the European Patent Office in January 2008. We cannot predict the outcome of this opposition, which is likely to take several years to complete. However, regardless of the outcome of this matter, we believe our lead product candidate NB S101 will be protected by other intellectual property rights, and preclinical, clinical and manufacturing data relating to our new chemical entity will remain proprietary to the Company for a number of years following U.S. and European approval, if received.

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

On June 7, we announced that we had sold 3,825,754 shares of common stock and warrants to purchase 1,912,877 shares of common stock to certain institutional investors for gross proceeds of $5,050,000.

On November 5, 2007, we announced positive top-line results of an international Phase II clinical trial of our lead investigational drug, NB S101. This large, well-controlled clinical trial of 289 postmenopausal women with low bone mineral density met its primary endpoint by significantly decreasing CTX-1, a well-validated biomarker for measuring bone resorption activity, at all dose levels compared with the control group. We also announced that NB S101 significantly increased lumbar spine BMD at all doses tested.

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Revenues

We recorded no revenues in the three month periods ended September 30, 2007 and 2006. Future product revenues will depend on our ability to successfully develop and commercialize our lead product candidate and any other product candidates we develop or license.

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

Research and development expenses, and the changes compared to the previous year, were as follows:

Three Months Ended September 30,		Increase from Period in Prior Year
2007	2006	Dollars	Percent

$1,013,000	$648,000	$365,000	56%

Research and development expenses increased $365,000 for the three months ended September 30, 2007 compared to the three months ended September 30, 2006 primarily because of costs incurred for our human phase II clinical trial of NB S101 which we started in the fourth quarter of 2006. The phase II clinical trial costs include expenditures incurred by the physicians treating patients being evaluated for and enrolled in the trial, expenditures by a contract research organization that is assisting us with the oversight of the trial, and costs to acquire, manufacture and package the drug products that are being used.

General and Administrative Expenses

General and administrative expenses include compensation expense for personnel not directly involved in research and development activities, management and board of directors costs, insurance and accounting, legal and patent expenses.

General and administrative expenses, and the changes compared the previous year, were as follows:

Three Months Ended September 30,		Decrease from Period in Prior Year
2007	2006	Dollars	Percent

$779,000	$835,000	$(56,000)	-7%

General and administrative expenses were comparable in the 2007 and 2006 periods, and during the three months ended September 30, 2007 decreased by approximately 7% primarily due to lower personnel recruiting costs.

Interest Income

Interest income was similar for the three months ended September 30, 2007 and September 30, 2006 due to similar average cash balances and interest rates in each period.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Revenues

There were no revenues recorded in either the first nine months of 2007 or in the first nine months of 2006 because we have not received approval for sale of any product candidate and we have not entered into any agreements granting others rights to develop or sell any product candidates. Future product revenues will depend on our ability to successfully develop and commercialize our lead product candidate, and any other product candidate we develop or license.

Research and Development Expenses

Research and development expenses, and the changes compared to the previous year, were as follows:

Nine Months Ended September 30,		Increase from Period in Prior Year
2007	2006	Dollars	Percent

$4,052,000	$1,257,000	$2,795,000	222%

Research and development expenses increased $2,795,000 for the first nine months of 2007 compared to the first nine months of 2006 primarily because of costs incurred for our recently completed human phase II clinical trial of NB S101 which was started in late 2006. The phase II clinical trial costs include expenditures incurred by the physicians treating the patients being evaluated for and enrolled into the trial, expenditures by a contract research organization that is assisting us with the oversight of the trial, and costs to acquire, manufacture and package the drug products that are being used.

We expect research and development expenses for the balance of 2007 to continue to be higher than for the comparable period in 2006 because of costs for transition of product manufacturing facilities that can handle greater quantities of drug supply and physician consulting costs as we prepare for and begin designing more advanced clinical trials of NB S101. Partially offsetting these higher costs will be lower costs for the phase II clinical trial, which began during the fourth quarter of 2006 and is now completed.

General and Administrative Expenses

General and administrative expenses, and the changes compared the previous year, were as follows:

Nine Months Ended September 30,		Increase from Period in Prior Year
2007	2006	Dollars	Percent

$2,914,000	$2,052,000	$862,000	42%

General and administrative expenses increased by $862,000 for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 primarily because we incurred incremental costs for severance following the resignation of our previous Chief Executive Officer. In addition, we incurred increased costs of operating as a public company for the full 2007 period as compared to only a portion of the 2006 period, including increased staffing, and external legal and accounting costs. Partially offsetting the increased costs in the 2007 period were lower costs for stock-based compensation following a 2006 modification to outstanding equity awards.

We expect general and administrative expenses to for the balance of 2007 to be higher than for the comparable periods in 2006 because we have build our infrastructure to support our operations as a public company and we are incurring increasing costs as we prepare to provide a management attestation regarding our internal controls as required by Section 404 of the Sarbanes-Oxley Act.

Interest Income

Interest income increased by $103,000 for the first nine months of 2007 compared to the first nine months of 2006 due to the higher average cash and short-term investment account balances in the 2007 period.

LIQUIDITY AND CAPITAL RESOURCES

Osteologix measures its liquidity primarily by the cash, cash equivalents and short-term investments, as well as the working capital, available to fund its operations. Since we were founded in 2003, we have applied the majority of our resources to research and development programs and the administrative expenses to support the operations of the Company. We have operated at a loss since inception and expect to continue to incur losses in the future as a result of our ongoing research and development efforts. To date have funded our operations primarily through the sale of common stock.

In measuring liquidity, we do not distinguish between cash and short-term investments because all of our short-term investments are available-for-sale and can readily be converted to cash if needed. The following table summarizes our cash, cash equivalents and short-term investments, and our working capital available to fund our operations:

	September 30, 2007	December 31, 2006
Cash, cash equivalents and short-term investments	$6,263,000	$6,200,000
Working capital	4,196,000	5,788,000

Our combined balance of cash, cash equivalents and short-term investments increased by $63,000 during the first nine months of 2007. The increase occurred as a result of our sale of common stock and warrants, for net proceeds of $4,970,000, largely offset by $4,815,000 cash used in operations to fund the continuing development of our investigational drug for osteoporosis, NB S101. Our cash used in operations included expenditures for the on-going phase II clinical trial (which began in late 2006), additional development work on NB S101 and the general and administrative expenses of operating a public company. Our working capital decreased by $1,592,000, which differs substantially from the modest increase in cash and short-term investments because of costs we have accrued that are primarily related to the on-going human phase II clinical trial of NB S101. The increase in our cash, cash equivalents and short-term investments of $63,000 during the first nine months of 2007 consisted of an increase in cash and cash equivalents of $1,175,000 and a decrease in short-term investments of $1,112,000.

We have experienced net losses from our inception through September 30, 2007, with cumulative losses from inception through September 30, 2007 of approximately $16.5 million. We expect losses to continue as we further our research and development programs, including additional larger clinical trials of NB S101. We have prepared our condensed consolidated financial statements assuming that we will continue as a going concern, which we believe is appropriate because we believe we have sufficient capital to fund our planned operations to at least the end of the third quarter of 2008. We may consume available resources more rapidly than currently anticipated, resulting in the need for additional funding at an earlier date. We believe that we could raise additional funds through the sale of equity or debt securities, by licensing rights to our lead product candidate or by other means. There can be no assurance that additional capital will be available on favorable terms, if at all. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in ownership dilution to our existing stockholders. If adequate funds are not available, we may be required to significantly reduce, refocus or cease our operations, or to obtain funds through arrangements that may require us to relinquish rights to NB S101, which could have a material adverse affect on the price of our common stock.

PLAN OF OPERATION

Our business strategy is to develop drug candidates that target major medical needs and can be rapidly commercialized. We are currently focusing on the treatment and prevention of diseases of bone and joint tissues. NB S101 for the treatment of osteoporosis fits this strategy because the osteoporosis market is large, with over $10 billion in annual product sales, and preclinical, phase I and one phase II human clinical studies have been completed. In addition, a drug which contains a different strontium compound as its active ingredient (as compared to NB S101) has been proven safe and effective and is approved for treatment of osteoporosis in Europe, which we believe reduces the development risk for NB S101 when compared to other investigational drugs in completely unproven chemical classes. In executing our business strategy, our management oversees the human clinical trials necessary to establish preliminary evidence of efficacy, and we are seeking to establish collaborative agreements with pharmaceutical and biotechnology companies for their late-stage development and marketing of our product candidates and/or our obtaining rights to develop and market certain of their product candidates. We plan to continue to acquire and develop products, and plan to either develop the resources to market these products in selected world regions or out-license marketing rights to larger pharmaceutical companies.

We believe that our currently available existing resources will provide liquidity to fund our planned operations to the end of the third quarter of 2008. Because we are in the business of developing pharmaceutical products, which is time-consuming and expensive, and NB S101, our most advanced investigational drug, still must complete pivotal human clinical trials before it can be marketed, we will require additional financial resources to carry out our business strategy. We plan to follow the recent phase II clinical trial with a larger phase II and/or phase III clinical trial that we estimate will take at least two years to complete. After the next clinical trial, either one or two still larger phase III trials will be required. We may license the rights to NB S101 to a larger company before any of the clinical trials are complete, or we may choose to retain all rights ourselves without entering into a license or collaborative agreement. If the results of the clinical trials are positive, we plan to seek approval for NB S101 throughout the world, either on our own or in collaboration with a larger pharmaceutical company that has more financial resources than we do.

Because we are developing NB S101 and are also seeking to expand our line of investigational drugs by acquiring rights to additional drugs in development, we will require additional financial resources to carry out our plans. We are exploring various options to obtain additional capital, including the licensing of certain rights to NB S101, the sale of equity or debt securities and other alternatives. Our ability to successfully raise additional funds for our operations will be based, in part, on overall market conditions, conditions in the biotechnology and pharmaceutical industries, the status and results of our clinical trials (including interpretations of the data and the market potential, which can be subjective), and other parties’ opinions about NB S101 and the osteoporosis market, among other factors. Additional funding may not be available on acceptable terms, if at all. The actual amounts we needed for our future capital requirements will vary depending on a number of other factors, including but not limited to:

•	the progress we make in our clinical development programs and the results of our clinical trials;

•	our ability to establish collaborative relationships and the terms of these relationships;

•	the cost of filing, prosecuting, defending, and enforcing patent claims and other intellectual property rights;

•	our acquisition or licensing of new drug candidates;

•	competing technological and market developments;

•	the requirements of regulatory agencies;

•	the time and cost involved in obtaining regulatory approvals; and

•	the development of commercialization activities and arrangements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, results of operations, liquidity or capital resources.

Commitments

If our registration statements do not remain effective as specified in our financing agreements, in certain circumstances we may be required to pay liquidated damages of 1.5% to 2.0% of the amount we received in the financings for each month the registration statement(s) are not effective, up to certain maximums as specified in the financing agreements.

ITEM 3.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including our principal executive officer and principal accounting officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, the Company’s principal executive officer and principal accounting officer concluded as of the Evaluation Date that the Company’s disclosure controls and procedures were effective such that the material information required to be included in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to the Company, including our consolidating subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

(a)	EXHIBITS

The following exhibits are filed as part of this report:

Exhibit Number	Description

10.9	Employment Agreement dated as of September 14, 2007 by and between the Registrant and Matthew M. Loar, the Registrant’s Chief Financial Officer.
10.10	Consulting Agreement dated as of September 19, 2007 by and between the Registration and Stephan Christgau, the Registrant’s former Chief Operating Officer.
31.1	Certification of Chief Executive Officer pursuant to Rules 13A-14(A) and 15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rules 13A-14(A) and 15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OSTEOLOGIX, INC.

Date: November 14, 2007	By:	/s/ Philip J. Young
Name: Philip J. Young
Title: President and Chief Executive Officer

Date: November 14, 2007	By:	/s/ Matthew M. Loar
Name: Matthew M. Loar
Title: Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.9	Employment Agreement dated as of September 14, 2007 by and between the Registrant and Matthew M. Loar, the Registrant’s Chief Financial Officer.
10.10	Consulting Agreement dated as of September 19, 2007 by and between the Registration and Stephan Christgau, the Registrant’s former Chief Operating Officer.
31.1	Certification of Chief Executive Officer pursuant to Rules 13A-14(A) and 15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rules 13A-14(A) and 15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).