Form 10-Q
period 2008-03-31
Osteologix, Inc.
filed 2008-05-14
CIK 1278129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission file number 333-112754
OSTEOLOGIX, INC.
(Exact name of registrant as specified in its charter)

Delaware	32-0104570
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)
4415 Cox Road, Glen Allen, VA 23060
(Address of principal executive offices)
(804) 747-6027
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of the common stock, as of the latest practical date.
Common Stock, $0.0001 Par Value: 29,067,825 shares outstanding as of April 30, 2008.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Osteologix, Inc.
(a development stage company)
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)

	March 31,	December 31,
	2008	2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,237	$2,872
Short-term investments	—	1,273
Prepaid expenses and other assets	157	191

Total current assets	2,394	4,336

Equipment, net	9	9

Total assets	$2,403	$4,345

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$749	$1,059
Accrued liabilities	169	278

Total current liabilities	918	1,337

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.0001 par value, 1,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.0001 par value, 100,000 shares authorized, 25,012 and 24,989 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	3	2
Additional paid-in-capital	21,025	20,946
Accumulated other comprehensive loss	(140)	(132)
Deficit accumulated during development stage	(19,403)	(17,808)

Total stockholders’ equity	1,485	3,008

Total liabilities and stockholders’ equity	$2,403	$4,345

See accompanying notes to the condensed consolidated financial statements.

Osteologix, Inc.
(a development stage company)
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

			For the Period
	For the Three Months Ended		From June 16,
	March 31,		2003 (Inception) to
	2008	2007	March 31, 2008

Revenues	$—	$—	$750

Operating expenses:
Research and development	672	1,194	10,350
General and administrative	951	849	10,393

Total operating expenses	1,623	2,043	20,743

Loss from operations	(1,623)	(2,043)	(19,993)

Interest income, net	28	74	590

Net loss	$(1,595)	$(1,969)	$(19,403)

Net loss per share, basic and diluted	$(0.06)	$(0.09)

Weighted average number of shares outstanding basic and diluted	25,011	21,051

See accompanying notes to the condensed consolidated financial statements.

Osteologix, Inc.
(a development stage company)
Condensed Consolidated Statement of Stockholders’ Equity and Comprehensive Loss
For the Period From June 16, 2003 (Inception) through March 31, 2008
(in thousands, except per share amounts)

					Deficit
					Accumulated
			Additional	Accumulated Other	During the	Total
	Common Stock		Paid-In	Comprehensive	Development	Stockholders’
	Shares	Amount	Capital	Loss	Stage	Equity
Issuance of common stock to founders for cash of $0.02 per share in June 2003	4,897	$1	$84	$—	$—	$85
Issuance of common stock for cash of $0.95 per share in October 2003	979	—	930	—	—	930
Issuance of common stock for cash of $1.01 per share in May 2004	979	—	988	—	—	988
Issuance of common stock for cash of $0.83 per share in January 2005, net of issuance costs	1,430	—	1,158	—	—	1,158
Issuance of common stock for cash of $1.24 per share in June 2005, net of issuance costs	2,220	—	2,699	—	—	2,699
Comprehensive loss:
Net loss for the period	—	—	—	—	(4,913)	(4,913)
Foreign currency translations	—	—	—	(4)	—	(4)

Total comprehensive loss						(4,917)

Balance at December 31, 2005	10,505	1	5,859	(4)	(4,913)	943
Common stock transferred in merger with Castle & Morgan Holdings, Inc.	2,860	—	—	—	—	—
Issuance of common stock for cash of $1.31 per share in private placement in May 2006, net of issuance costs	7,656	1	9,255	—	—	9,256
Stock based compensation expense	—	—	508	—	—	508
Comprehensive loss:
Net loss for the period	—	—	—	—	(4,858)	(4,858)
Unrealized gain on short-term investments	—	—	—	2	—	2
Foreign currency translations	—	—	—	(54)	—	(54)

Total comprehensive loss						(4,910)

Balance at December 31, 2006	21,021	2	15,622	(56)	(9,771)	5,797
Issuance of common stock and warrants for cash of $1.32 per share in private placement in June 2007, net of issuance costs	3,825	—	4,970	—	—	4,970
Stock issued in lieu of cash for services	143	—	170	—	—	170
Stock based compensation expense	—	—	184	—	—	184
Comprehensive loss:
Net loss for the period	—	—	—	—	(8,037)	(8,037)
Unrealized loss on short-term investments	—	—	—	(2)	—	(2)
Foreign currency translations	—	—	—	(74)	—	(74)

Total comprehensive loss						(8,113)

Balance at December 31, 2007	24,989	$2	$20,946	$(132)	$(17,808)	$3,008
Stock issued in lieu of cash for services	23	1	30	—	—	31
Stock based compensation expense	—	—	49	—	—	49
Comprehensive loss:
Net loss for the period	—	—	—	—	(1,595)	(1,595)
Foreign currency translations	—	—	—	(8)	—	(8)

Total comprehensive loss						(1,603)

Balance at March 31, 2008	25,012	$3	$21,025	$(140)	$(19,403)	$1,485

See accompanying notes to the condensed consolidated financial statements.

Osteologix, Inc.
(a development stage company)
Condensed Consolidated Statements of Cash Flow
(in thousands, except per share amounts)
(Unaudited)

			For the Period
	For the Three Months Ended		From June 16, 2003
	March 31,		(Inception) to
	2008	2007	March 31, 2008
Operating activities
Net loss	$(1,595)	$(1,969)	$(19,403)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	—	1	19
Loss on disposal of equipment	—	—	2
Issuance of stock in lieu of cash for services	31	38	201
Stock based compensation	49	70	741
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	34	136	(157)
Accounts payable	(310)	473	749
Accrued liabilities	(109)	74	169

Net cash used in operating activities	(1,900)	(1,177)	(17,679)

Investing activities
Purchase of short-term investments	—	(775)	(13,420)
Sales and maturities of short-term investments	1,273	2,378	13,420
Purchase of equipment	—	—	(30)

Net cash provided by (used in) investing activities	1,273	1,603	(30)

Financing activities —
Net proceeds from issuance of common stock	—	—	20,086

Effect of exchange rates on cash and cash equivalents	(8)	(9)	(140)

Net increase (decrease) in cash and cash equivalents	(635)	417	2,237

Cash and cash equivalents at beginning of period	2,872	481	—

Cash and cash equivalents at end of period	$2,237	$898	$2,237

See accompanying notes to the condensed consolidated financial statements.

Osteologix, Inc.
(a development stage company)
Notes to Condensed Consolidated Financial Statements
March 31, 2008 (Unaudited)
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
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual amounts may differ from those estimates. These condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2008, are not necessarily indicative of results that may be expected for the year ending December 31, 2008. The condensed consolidated balance sheet information as of December 31, 2007 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K. These interim financial statements should be read in conjunction with that report.
The audited consolidated financial statements as of December 31, 2007 included a “going concern” audit opinion from the Company’s independent registered public accounting firm because Osteologix has experienced net losses since its inception and the year-end cash and short-term investments balance was insufficient to fund the Company’s operations through the end of 2008. Osteologix has raised additional capital since these audited financial statements were issued (see Note 6) and management believes its capital is sufficient to fund planned operations until approximately mid-2009. Therefore, the condensed consolidated financial statements do not contain any adjustments that may be required if Osteologix is unable to continue as a going concern.
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
The Company generally invests funds that are not required for immediate operating needs in a diversified portfolio of debt securities. Based on the term and liquidity of the investments, these securities are classified as either cash equivalents or short-term investments on the condensed consolidated balance sheets. Management determines the appropriate classification of these marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date. As of March 31, 2008, all of the Company’s debt securities were considered cash equivalents. The Company does not hold any auction rate securities.
3. Stock-Based Compensation
The Company uses the Black-Scholes option-pricing model as its method for valuing stock-based compensation, which consists of options and warrants to purchase common stock at or above its fair value at the time of grant. During the three month period ended March 31, 2008, the Company granted to its directors options to purchase a total of 100,000 shares of common stock. These options have an exercise price of $1.45 per share, vest over four years, and expire 10 years from the date of grant; the Company has estimated the fair value of these options at $0.93 per share using a volatility factor of 70%, expected life of 6.1 years, risk-free interest rate of 3.3% and no payment of dividends. The Company did not grant any options to purchase common stock during the three months ended March 31, 2007. Total expense for stock-based compensation was $49,000 and $70,000 for the three months ended March 31, 2008 and 2007, respectively. As of March 31, 2008, the total unrecognized expense for unvested stock warrants and options was $965,000, which will be expensed over the remaining vesting period of 3.8 years. The aggregate intrinsic value of the options and warrants outstanding and exercisable as of March 31, 2008 was $153,000 based on a closing stock price of $1.20.
On January 2, 2008, the Company issued 22,443 shares of its common stock to members of its board of directors for their services on the board during the last three months of 2007. The common stock was issued in place of cash payments, and was valued at $1.37 per share, the closing price on December 31, 2007.
4. Net Loss Per Share
The net loss per share has been computed using the weighted-average number common shares outstanding during the period. During the three months ended March 31, 2008 and 2007, potentially dilutive options and warrants to purchase common stock aggregating 4,678,000 and 2,129,000 shares, respectively, were outstanding and not considered because their effect would have been antidilutive.
5. Recently Adopted Accounting Pronouncement
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, "Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 became effective for the Company on January 1, 2008, and accordingly Osteologix has adopted this pronouncement. In February 2008, the FASB issued Staff Position No. 157-2 (“FSP 157-2”) which delays the effective date of SFAS 157 one year for all nonfinancial assets and nonfinancial liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis.
The assets and liabilities measured at fair value under SFAS 157 in the first quarter of 2008 did not have a material impact on our condensed consolidated financial statements. In accordance with FSP 157-2, the Company will evaluate the remaining assets and liabilities no later than the first quarter of 2009.
6. Subsequent Events
On April 17, 2008, the Company closed a private placement transaction under which Osteologix issued 4,030,000 shares of common stock and warrants to purchase 2,030,000 shares of common stock for gross proceeds of $5,320,000. The Company has agreed to file a registration statement covering the resale of the shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements included in this Quarterly Report, other than statements that are purely historical, are forward-looking statements. Words such as “anticipate,” “contemplate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” “will,” “will continue to be,” or the negative of foregoing and similar expressions regarding beliefs, plans expectations or intentions regarding the future also identify forward-looking statements. Forward-looking statements in this Quarterly Report include, without limitation: the statements in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our strategies, beliefs, plans, expectations, anticipations and intentions including (1) NB S101 simultaneously decreases resorption (loss) of existing bone tissue while also increasing formation of new bone tissue; (2) research and development expenses for the balance of 2008 will be lower than for the comparable periods in 2007; (3) our costs for 2008 will include planning for a phase III clinical trial, additional manufacturing and quality work on the drug product, consultants and medical advisors, and potentially smaller human and animal studies of NB S101; (4) our expectation that we will continue preparing for a larger phase III trial for NB S101; (5) general and administrative expenses for the second quarter of 2008 will be lower than for the second quarter of 2007; (6) excluding charges recorded in the second quarter of 2007 related to the resignation of our prior chief executive officer and president, general administrative expenses for the balance of 2008 will increase modestly compared to the amounts incurred during 2007; (7) our currently available existing resources will provide liquidity to fund our planned operations through approximately the second quarter of 2009; (8) our belief the development risk for NB S101 is reduced by the proven safety and effectiveness of a drug approve in Europe that contains a different strontium compound as its active ingredient; (9) our plan to continue to acquire and develop products; (10) our plan to either develop the resources to market these products in selected world regions or out-license marketing rights to larger pharmaceutical companies; (11) our plan to follow the recent phase II clinical trial with a larger phase II and/or phase III clinical trial; (12) the larger phase II and/or phase III clinical trial will take at least two years to complete; and (13) our plan to seek approval for NB S101 throughout the world, either on our own or in collaboration with a larger pharmaceutical company that has more financial resources.
Our expectations, beliefs, objectives, intentions and strategies regarding the future, including, without limitation, those concerning expected operating results, revenues and earnings and current and potential litigation are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from results contemplated by the forward-looking statements. These risks and uncertainties include, but are not limited to: uncertainties associated with the research and registration process; general economic conditions; our inability to accurately forecast costs associated with our research and development efforts; changes in the cost of administration and clinical studies; changes in government regulations and administrative procedures; changes in our business strategy; our inability to accurately forecast the resources required to fund our planned operations through approximately the second quarter of 2009; our inability to meet government regulation standards; market demand for our product candidates; the availability and terms for licensing, capital raising and partnership opportunities; growth of alternative medicine and techniques; speed of development of our product candidates; and increased success and introduction of competing products.
The forward-looking statements in this Quarterly Report are subject to additional risks and uncertainties set forth under the heading “Risk Factors” in Item 1A of Part II, and are based on information available to us on the date hereof. We assume no obligation to update any forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of the filing of this Quarterly Report. Readers should also review carefully the cautionary statements and risk factors listed in our Annual Report on Form 10-K for the year ended December 31, 2007, and in our other filings with the SEC, including our Forms 10-Q and 8-K.
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

Currently, our primary goal is to obtain approval for NB S101 for the treatment and prevention of osteoporosis. We believe, based on preclinical and clinical data, that NB S101 simultaneously decreases resorption (loss) of existing bone tissue while also increasing formation of new bone tissue. No product currently approved (or, to our knowledge, under investigation) for the treatment of osteoporosis in the U.S. has demonstrated the ability to increase bone formation and decrease resorption. Our phase I study of the pharmacokinetic, or PK, properties of NB S101 revealed that a one gram tablet dose of NB S101 resulted in approximately the same level of strontium in human serum as a European company’s approved product containing two grams of strontium ranelate in sachet formulation, which must be mixed with water before ingestion. Thus, at a significantly lower dose, our tablet formulation of strontium has shown bioequivalent levels of strontium to a marketed sachet product that has been proven safe and effective in osteoporotic patients in Europe. More importantly, the recent results of our phase II study demonstrated that NB S101 decreased an established biomarker of bone resorption, CTX-1, in a dose-dependent manner by an amount statistically equivalent to or superior to the product approved in Europe. The phase II results also showed that NB S101 significantly increased bone mineral density at the lumbar spine and hip with only 12 weeks of treatment, and no significant side effects were noted in the trial.
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
Recently Adopted or Issued Accounting Pronouncements
On January 1, 2008 we adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” or SFAS 157, which clarifies and prioritizes methods for measuring fair value under generally accepted accounting principles. The assets and liabilities measured at fair value under SFAS 157 in the first quarter of 2008 did not have a material impact on our condensed consolidated financial statements.
Recent Developments
On April 17, 2008, we sold 4,030,000 shares of newly issued common stock and 2,030,000 common stock purchase warrants with an exercise price of $1.32 per share for gross proceeds of $5,320,000. The shares and warrants were offered and sold only to accredited investors, and have not been registered under the Securities Act of 1933, as amended, or any state securities laws and may not be offered or sold in the United States absent registration with the SEC or an applicable exemption from SEC registration requirements. An affiliate of Nordic Biotech K/S, which owned approximately 60% of our outstanding common stock prior to the transaction, purchased 3,030,000 shares of common stock and warrants to purchase 1,515,000 shares of common stock in the April 17, 2008 transaction, for gross proceeds of $4,000,000, increasing the Nordic Biotech K/S funds’ ownership percentage to approximately 62%.
On May 7, 2008, we announced that our Investigational New Drug application for NB S101 was accepted by the U.S. Food and Drug Administration.
Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007
Revenues
Osteologix’s products are currently in various stages of research and development, and there were no revenues recorded in the three month periods ended March 31, 2008 and 2007.
Research and Development Expenses
Expenditures relating to research and development are expensed as incurred. Research and development expenses include clinical trial costs, preclinical studies, development and manufacturing costs for medicinal products under investigation, payments to contract research organizations, compensation expenses for research and development personnel, supplies and related consulting and advisor costs.

Research and development expenses, and the changes compared to the previous year, were as follows:

Three Months Ended March 31,		Decrease from Period in Prior Year
2008	2007	Dollars	Percent

$672,000	$1,194,000	$(522,000)	- 44%
Research and development expenses decreased $522,000 for the first three months of 2008 compared to the first three months of 2007 because during the three months ended March 31, 2008 we did not incur costs for the human phase II clinical trial that we completed in November 2007. While the phase II clinical trial was underway substantially all of our research and development costs were related to this study. For the 2008 period, our research and development costs consisted primarily of costs paid to outside medical advisors and consultants assisting us with formatting the preclinical and clinical trial documentation in a manner that is designed to meet the quality requirements of the FDA, completion of documentation regarding drug manufacturing and quality specifications for NB S101, manufacturing additional investigational drug product, and costs related to the preparation and filing of an IND filing with the FDA.
We expect research and development expenses for the balance of 2008 to be lower than for the comparable periods in 2007 because we completed our phase II clinical trial in late 2007. We expect that our costs for 2008 will include planning for a phase III clinical trial, additional manufacturing and quality work on the drug product, consultants and medical advisors, and potentially smaller human and animal studies of NB S101 as we continue preparing for a larger phase III trial.
General and Administrative Expenses
General and administrative expenses include compensation expense for personnel not directly involved in research and development activities, management and other administrative personnel costs, insurance, accounting, legal and patent expenses.
General and administrative expenses, and the changes compared the previous year, were as follows:

Three Months Ended March 31,		Increase from Period in Prior Year
2008	2007	Dollars	Percent

$951,000	$849,000	$102,000	12%
General and administrative expenses increased by $102,000 for the three months ended March 31, 2008, compared to the three months ended March 31, 2007, primarily because of higher patent costs for the intellectual property protecting NB S101.
We expect general and administrative expenses for the second quarter of 2008 to be lower than for the second quarter of 2007 due to the additional charge recorded in the second quarter of 2007 related to the resignation of our prior chief executive officer and president. Excluding this item, for the balance of 2008 we expect general and administrative expenses to increase modestly compared to the amounts incurred during 2007.
Interest Income
Interest income decreased by $46,000, to $28,000 for the first three months of 2008 compared to the first three months of 2007. The lower interest income in the 2008 period was due to lower average interest rates earned on our cash and short-term investment balances and lower average cash and short-term investments balances.
LIQUIDITY AND CAPITAL RESOURCES
We measure our liquidity primarily by the cash, cash equivalents and short-term investments, as well as the working capital, available to fund our operations. Since we were founded in 2003, we have applied the majority of our resources to research and development programs, primarily the development of NB S101, and the administrative expenses to support the our pharmaceutical development operations. We have operated at a loss since inception and expect to continue to incur losses in the future as a result of our ongoing research and development efforts. To date we have funded our operations primarily through the sale of our common stock.

In evaluating our liquidity, we do not distinguish between cash and short-term investments because when we hold short-term investments all of our short-term investments are available for sale and we believe they can readily be converted into cash when needed. We do not hold any auction rate securities in our portfolio. The following table summarizes our cash, cash equivalents and short-term investments, and our working capital available to fund our operations:

	March 31,	December 31,
	2008	2007
Cash, cash equivalents and short-term investments	$2,237,000	$4,145,000
Working capital	1,476,000	2,999,000
The decrease in our cash, cash equivalents and short-term investments of $1,908,000 during the first three months of 2008 funded the continuing development of NB S101, our investigational drug for osteoporosis, including manufacturing and quality specifications, preparation and completion of a U.S. Investigational New Drug, or IND, application with the U.S. Food and Drug Administration, and payment of 2007 clinical trial expenses which became due during 2008. The decrease in cash, cash equivalents and short-term investments also included the general and administrative expenses of operating a public company. We have experienced net losses from our inception through March 31, 2008, and we expect losses to continue as we further our research and development programs.
After March 31, 2008, we completed a sale of common stock and warrants to purchase common stock for gross proceeds of $5,320,000. We expect these proceeds, together with our cash and cash equivalents as of March 31, 2008, to fund our planned operations through approximately the second quarter of 2009. We may consume available resources more rapidly than currently anticipated, resulting in the need for funding at an earlier date. If adequate funds are not available, we may be required to significantly reduce, refocus or cease our operations, or to obtain funds through arrangements that may require us to relinquish rights to NB S101, which could have a material adverse affect on the price of our common stock.
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
We believe that our currently available existing resources will provide liquidity to fund our planned operations through approximately the second quarter of 2009. Because the business of developing pharmaceutical products is time-consuming and expensive, and NB S101, our most advanced investigational drug, still must complete pivotal human clinical trials before it can be marketed, we will require additional financial resources to carry out our business strategy. We plan to follow the recent phase II clinical trial with a larger phase II and/or phase III clinical trial that we estimate will take at least two years to complete. After or possibly concurrent with the next clinical trial, either one or two similar or potentially larger phase III trials will be required. We may license the rights to NB S101 to a larger company before any of the clinical trials are complete, or we may choose to retain all rights ourselves without entering into a license or collaborative agreement. If the results of the clinical trials are positive, we plan to seek approval for NB S101 throughout the world, either on our own or in collaboration with a larger pharmaceutical company that has more financial resources than we do.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Not applicable.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We are required to maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
As required by Rule 13a-15(b) promulgated under the Securities Exchange Act, our management, with the participation of our chief executive officer and principal financial officer, evaluated the design and operating effectiveness as of March 31, 2008, of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act. Based on this evaluation our chief executive officer and principal financial officer concluded that, as of March 31, 2008, our disclosure controls and procedures were effective at the reasonable assurance level to enable the company to record, process, summarize and report information required under the Securities and Exchange Commission’s rules in a timely fashion.
Changes in Internal Controls
There were no significant changes in our internal control over financial reporting identified in management’s evaluation during the three months ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors.
Set forth below and elsewhere in this Quarterly Report on Form 10-Q, and in other documents we file with the SEC, are risks and uncertainties that could cause actual results to differ materially from the results expressed or implied by the forward-looking statements contained in this Quarterly Report. The risk factors set forth below entitled “We expect to need additional financing in the near term and may be unable...,” and “We rely on key executive officers and scientific and medical advisors...,” have been materially modified from the prior statement in our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 25, 2008.

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
We believe that our existing cash will only be sufficient to support our current operating plan through approximately the second quarter of 2009. This expectation is based on our current operating plan, which could change as a result of the above-described or other factors, and we may need additional funding sooner than expected. We will need to raise additional funds to support our future development programs, including completion of the clinical trials required to market our investigational drug if we do not enter into an agreement with a larger company to conduct these trials. Our funding requirements may change as a result of many factors, including delays in development activities, underestimates of budget items, unanticipated cash requirements, limitation of development of new potential products, future product opportunities with collaborators, future licensing opportunities and future business combinations. Consequently, we will need to seek additional sources of financing, which may not be available on a timely basis or terms favorable to us, if at all.
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
We have incurred significant net operating losses since our inception in 2003. To date, we have devoted significant financial resources to the research and development of our investigational drug NB S101. The only revenue we have received since our inception was from a related party in 2005. As a result, we recorded losses of $8.0 million for the year ended December 31, 2007 and $1.6 million for the three months ended March 31, 2008, and our consolidated balance sheet had an accumulated deficit of approximately $19.4 million at March 31, 2008. We do not expect to generate any revenue from the sale of our NB S101 in the near term, and we expect to continue to have significant losses for the foreseeable future as we continue clinical development, seek to advance our product candidates closer to market, seek to expand our pipeline of research and development projects, implement additional internal systems and build our infrastructure.
To become profitable, we must develop and obtain regulatory approval for our product candidates and effectively manufacture, market and sell these product candidates. Accordingly, we may never generate significant revenues and, even if we do generate significant revenues, we may never achieve profitability in future periods.
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
We currently do not know whether DRESS was caused by the strontium, the different synthetic salt used by Servier, a combination of Protelos with other drugs, or other factors. The infrequency of the cases of DRESS identified by post marketing observation will make it very difficult to ever detect in human clinical trials. It is possible that the FDA or other regulatory authorities will require us to conduct additional clinical or preclinical work on DRESS, which would increase our costs and/or increase the expected time it may take us to receive approval for NB S101. It is also possible that we will be required to note DRESS as a potential side effect in our label if we receive approval for NB S101, even if we do not observe any symptoms in our clinical trials.
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
Our ability to commercialize our drugs, alone or with collaborators, will depend in part on the extent to which reimbursement will be available from government and health administration authorities, private health maintenance organizations, health insurers, and other payors. Significant uncertainty exists as to the reimbursement status of newly approved healthcare products. Healthcare payors, including Medicare, routinely challenge prices charged for drugs. Government and other healthcare payors limit both coverage and reimbursement. Even if our product candidates are approved by the FDA, insurance coverage may not be available and reimbursement may be inadequate. If payors do not provide adequate coverage and reimbursement levels, the post-approval market acceptance of our products could be diminished, which would harm our business, financial condition and results of operations.
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
We currently have one patent issued in Europe and 25 patent applications pending worldwide. We anticipate filing additional patent applications both in the U.S. and in other countries, as appropriate. These patent applications may not result in the issuance of any additional patents. Moreover, our patent, or any of the patents that may be issued to us in the future, could be challenged, invalidated, circumvented or may otherwise not provide a competitive advantage to us. As a result, others may independently develop similar products or design around our patents and other intellectual property rights.
In July 2007, Intellectual Property Services filed an objection to our one issued patent with the European Patent Office. Although we have submitted a response and believe the objection is without merit, we cannot predict the outcome of this opposition, which is likely to take several years to complete. In January 2008 the U.S. Patent and Trademark Office sent us a rejection notice on our application entitled “Water soluble strontium salts for use in the treatment of cartilage and/or bone conditions.” Although we believe we have addressed the issues raised by the examiner by filing additional data in April 2008 and requesting a narrowing of the patient claims, this patent may never issue.
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
On March 20, 2008, we reached an understanding with our chief financial officer, Matthew M. Loar, regarding his resignation which became effective May 1, 2008. On April 15, 2008, we entered into an agreement with Mr. Loar whereby he agreed to provide services as a consultant with us for up to ten hours per month through September 1, 2008. We cannot be certain that we will be able to extend the terms of the letter agreement beyond September 1, 2008. If we are unable extend the terms of the letter agreement or hire a chief financial officer, or the equivalent, on or before September 1, 2008, it will have a material adverse affect on our internal control over financial reporting in the future. Additionally, we may be forced to implement other temporary remediation measures, such as engaging outside financial consultants to serve as an interim solution, which could be costly. Any such costs would adversely affect our business, financial condition and results of operations.
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
Nordic Biotech K/S, a venture capital firm and limited partnership in Denmark, and its affiliates together own approximately 62% of our outstanding common stock. Two of the seven members of our board of directors (Florian Schönharting and Christian Hansen) are employed by the Nordic Biotech Advisors ApS, which is the sole advisor of Nordic Biotech K/S. Because of its concentrated ownership of our stock and their positions on our board, Nordic Biotech is able to control all matters requiring stockholder approval and is able to exercise significant influence over all matters requiring board approval, including the election of directors and approval of mergers, acquisitions and other significant corporate transactions. Nordic Biotech is also a shareholder and investor in a number of other biotechnology companies, and there may be conflicts between our business interests and Nordic Biotech’s other investments. In addition, if Nordic Biotech elects to sell any of our shares of common stock which they own in the open market, our stock price is likely to decrease.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.

Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information.
None.
Item 6. Exhibits.

Exhibit Number	Description

10.1	Securities Purchase Agreement dated as of March 27, 2008, by and among Osteologix, Inc., and the purchasers named on the signature page thereto (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 2, 2008 (the “April 2, 2008 Form 8-K”)).

10.2	Registration Rights Agreement entered into on March 27, 2008 by and among Osteologix, Inc., and the Holders named therein (incorporated herein by reference to Exhibit 10.2 to the April 2, 2008 Form 8-K).

10.3	Form of Warrant issued in connection with the Securities Purchase Agreement listed as Exhibit 10.1 above (incorporated herein by reference to Exhibit 10.3 to the April 2, 2008 Form 8-K).

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OSTEOLOGIX, INC.
Date: May 14, 2008	By:	/s/ Philip J. Young
		Name:	Philip J. Young
		Title:	President and Chief Executive Officer

Date: May 14, 2008	By:	/s/ Matthew M. Loar
		Name:	Matthew M. Loar
		Title:	Principal Financial and Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1	Securities Purchase Agreement dated as of March 27, 2008, by and among Osteologix, Inc., and the purchasers named on the signature page thereto (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 2, 2008 (the “April 2, 2008 Form 8-K”)).

10.2	Registration Rights Agreement entered into on March 27, 2008 by and among Osteologix, Inc., and the Holders named therein (incorporated herein by reference to Exhibit 10.2 to the April 2, 2008 Form 8-K).

10.3	Form of Warrant issued in connection with the Securities Purchase Agreement listed as Exhibit 10.1 above (incorporated herein by reference to Exhibit 10.3 to the April 2, 2008 Form 8-K).

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).