Form 10-Q
period 2008-06-30
Osteologix, Inc.
filed 2008-08-14
CIK 1278129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Common Stock, $0.0001 Par Value: 29,101,247 shares outstanding as of July 31, 2008.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Osteologix, Inc.
(a development stage company)
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)

	June 30,	December 31,
	2008	2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,412	$2,872
Short-term investments	2,656	1,273
Prepaid expenses and other assets	166	191

Total current assets	6,234	4,336

Equipment, net	8	9

Total assets	$6,242	$4,345

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$252	$1,059
Accrued liabilities	231	278

Total current liabilities	483	1,337

Stockholders’ Equity
Preferred stock, $0.0001 par value, 1,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.0001 par value, 100,000 shares authorized, 29,068 and 24,989 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	3	2
Additional paid-in-capital	26,260	20,946
Accumulated other comprehensive loss	(139)	(132)
Deficit accumulated during development stage	(20,365)	(17,808)

Total stockholders’ equity	5,759	3,008

Total liabilities and stockholders’ equity	$6,242	$4,345

See accompanying notes to the condensed consolidated financial statements.

Osteologix, Inc.
(a development stage company)
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

					For the Period
	Three Months Ended		Six Months Ended		from June 16, 2003
	June 30,		June 30,		(Inception) to
	2008	2007	2008	2007	June 30, 2008

Revenues	$—	$—	$—	$—	$750

Operating expenses:
Research and development	210	1,845	882	3,039	10,560
General and administrative	790	1,286	1,741	2,135	11,183

Total operating expenses	1,000	3,131	2,623	5,174	21,743

Loss from operations	(1,000)	(3,131)	(2,623)	(5,174)	(20,993)

Interest income, net	38	70	66	144	628

Net loss	$(962)	$(3,061)	$(2,557)	$(5,030)	$(20,365)

Net loss per share, basic and diluted	$(0.03)	$(0.14)	$(0.10)	$(0.23)

Weighted average number of shares outstanding basic and diluted	28,315	22,091	26,663	21,574

See accompanying notes to the condensed consolidated financial statements.

Osteologix, Inc.
(a development stage company)
Condensed Consolidated Statement of Stockholders’ Equity and Comprehensive Loss
For the Period From June 16, 2003 (Inception) through June 30, 2008
(in thousands, except per share amounts)

					Deficit
				Accumulated	Accumulated
			Additional	Other	During the	Total
	Common Stock		Paid-In	Comprehensive	Development	Stockholders’
	Shares	Amount	Capital	Loss	Stage	Equity
Issuance of common stock to founders for cash of $0.02 per share in June 2003	4,897	$1	$84	$—	$—	$85
Issuance of common stock for cash of $0.95 per share in October 2003	979	—	930	—	—	930
Issuance of common stock for cash of $1.01 per share in May 2004	979	—	988	—	—	988
Issuance of common stock for cash of $0.83 per share in January 2005, net of issuance costs	1,430	—	1,158	—	—	1,158
Issuance of common stock for cash of $1.24 per share in June 2005, net of issuance costs	2,220	—	2,699	—	—	2,699
Comprehensive loss:
Net loss for the period	—	—	—	—	(4,913)	(4,913)
Foreign currency translations	—	—	—	(4)	—	(4)

Total comprehensive loss						(4,917)

Balance at December 31, 2005	10,505	1	5,859	(4)	(4,913)	943

Common stock transferred in merger with Castle & Morgan Holdings, Inc.	2,860	—	—	—	—	—
Issuance of common stock for cash of $1.31 per share in private placement in May 2006, net of issuance costs	7,656	1	9,255	—	—	9,256
Stock based compensation expense	—	—	508	—	—	508
Comprehensive loss:
Net loss for the period	—	—	—	—	(4,858)	(4,858)
Unrealized gain on short-term investments	—	—	—	2	—	2
Foreign currency translations	—	—	—	(54)	—	(54)

Total comprehensive loss						(4,910)

Balance at December 31, 2006	21,021	2	15,622	(56)	(9,771)	5,797

Issuance of common stock and warrants for cash of $1.32 per share in private placement in June 2007, net of issuance costs	3,825	—	4,970	—	—	4,970
Stock issued in lieu of cash for services	143	—	170	—	—	170
Stock based compensation expense	—	—	184	—	—	184
Comprehensive loss:
Net loss for the period	—	—	—	—	(8,037)	(8,037)
Unrealized loss on short-term investments	—	—	—	(2)	—	(2)
Foreign currency translations	—	—	—	(74)	—	(74)

Total comprehensive loss						(8,113)

Balance at December 31, 2007	24,989	$2	$20,946	$(132)	$(17,808)	$3,008

Issuance of common stock and warrants for cash of $1.32 per share in private placement in April 2008, net of issuance costs	4,030	1	5,150	—	—	5,151
Stock issued in lieu of cash for services	49	—	62	—	—	62
Stock based compensation expense	—	—	102	—	—	102
Comprehensive loss:
Net loss for the period	—	—	—	—	(2,557)	(2,557)
Unrealized loss on short-term investments				(2)		(2)
Foreign currency translations	—	—	—	(5)	—	(5)

Total comprehensive loss						(2,564)

Balance at June 30, 2008	29,068	$3	$26,260	$(139)	$(20,365)	$5,759

See accompanying notes to the condensed consolidated financial statements.

Osteologix, Inc.
(a development stage company)
Condensed Consolidated Statements of Cash Flow
(in thousands, except per share amounts)
(Unaudited)

			For the Period
	For the Six Months Ended		From June 16, 2003
	June 30,		(Inception) to
	2008	2007	June 30, 2008
Operating activities
Net loss	$(2,557)	$(5,030)	$(20,365)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1	2	20
Loss on disposal of equipment	—	2	2
Issuance of stock in lieu of cash for services	62	69	232
Stock based compensation	102	89	794
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	25	124	(166)
Accounts payable	(807)	1,348	252
Accrued liabilities	(47)	422	231

Net cash used in operating activities	(3,221)	(2,974)	(19,000)

Investing activities
Purchase of short-term investments	(2,658)	(4,273)	(16,078)
Sales and maturities of short-term investments	1,273	4,435	13,420
Purchase of equipment	—	—	(30)

Net cash (used in) provided by investing activities	(1,385)	162	(2,688)

Financing activities -
Net proceeds from issuance of common stock	5,151	4,970	25,237

Effect of exchange rates on cash and cash equivalents	(5)	(29)	(137)

Net increase in cash and cash equivalents	540	2,129	3,412

Cash and cash equivalents at beginning of period	2,872	481	—

Cash and cash equivalents at end of period	$3,412	$2,610	$3,412

See accompanying notes to the condensed consolidated financial statements.

Osteologix, Inc.
(a development stage company)
Notes to Condensed Consolidated Financial Statements
June 30, 2008 (Unaudited)
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
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual amounts may differ from those estimates. These condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2008 are not necessarily indicative of results that may be expected for the year ending December 31, 2008. The condensed consolidated balance sheet information as of December 31, 2007 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K. These interim financial statements should be read in conjunction with that report.
The Company has been in the development stage since its formation. All losses accumulated since the inception of Osteologix have been considered as part of the Company’s development stage activities. During the second quarter of 2008, Osteologix raised additional capital and management believes its cash and short-term investments are sufficient to fund planned operations through approximately the second quarter of 2009. Therefore, management believes the going concern qualification to the opinion rendered on the December 31, 2007 audited financial statements by the independent registered public accounting firm is no longer applicable.
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
3. Stock-Based Compensation
The Company uses the Black-Scholes option-pricing model as its method for valuing stock-based compensation, which consists of options and warrants to purchase common stock at or above its fair value at the time of grant. The Company did not grant any options to purchase common stock during the three months ended June 30, 2008. During the six-month period ended June 30, 2008, the Company granted to its directors options to purchase a total of 100,000 shares of common stock. The options were granted with an exercise price equal to the market price on the date of grant. The exercise price is $1.45 per share, the options vest over four years, and expire 10 years from the date of grant; the Company has estimated the fair value of these options at $0.93 per share using a volatility factor of 70%, an expected forfeiture rate of 15%, an expected life of 6.1 years, a risk-free interest rate of 3.3% and no payment of dividends.
During the three- and six-month periods ended June 30, 2007, the Company granted to its officers and employees options to purchase a total of 1,150,000 shares of common stock, of which 1,000,000 was a grant to an officer. All options granted during the periods ended June 30, 2007 have an exercise price of $1.20 per share, vest over four to approximately four and one-half years and expire 10 years from the date of grant. The grant to the officer was awarded at a time when the stock price was $0.98 per share, and the Company has estimated the fair value of this option at $0.61 per share. The grants to purchase the remaining 150,000 shares were awarded at a time when the stock price was $1.17 per share, and the Company has estimated the fair value of these options at $0.79 per share. The weighted average fair value for the options granted during the 2007 periods was $0.63 per share. For the options granted during the three and six month periods ended June 30, 2007, the Company used an expected volatility factor of 70%, an expected forfeiture rate of 11%, an expected term of 6 years, risk-free interest rates ranging from 4.6% to 5.1% and no payment of dividends.
Total expense for stock-based compensation was $53,000 and $19,000 for the three months ended June 30, 2008 and 2007, respectively, and $102,000 and $89,000 for the six months ended June 30, 2008 and 2007, respectively. As of June 30, 2008, the total unrecognized expense for unvested employee stock warrants and options was $654,000, which will be expensed over the remaining vesting period of 3.8 years. The aggregate intrinsic value of the options and warrants outstanding and exercisable as of June 30, 2008 was $0 based on a closing stock price of $0.92.
From January 1, 2008 through June 30, 2008, the Company issued 48,066 shares of its common stock to members of its board of directors for their services on the board. The common stock was issued in place of cash payments, and was valued at prices ranging from $0.92 to $1.37 per share, based on the closing market prices each quarter prior to issuance.
4. Net Loss Per Share
The net loss per share has been computed using the weighted-average number common shares outstanding during the period. During the six months ended June 30, 2008 and 2007, potentially dilutive options and warrants to purchase common stock aggregating 6,093,000 and 4,821,000 shares, respectively, were outstanding and not considered because their effect would have been antidilutive.

5. Recent Accounting Pronouncements
Pronouncement Issued and Adopted by the Company
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 became effective for the Company on January 1, 2008, and accordingly, Osteologix has adopted this pronouncement. In February 2008, the FASB issued Staff Position No. 157-2 (“FSP 157-2”), which delays the effective date of SFAS 157 one year for all nonfinancial assets and nonfinancial liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis. In accordance with FSP 157-2, the Company will evaluate the remaining assets and liabilities no later than the first quarter of 2009.
SFAS No. 157 established a three-tier hierarchy for fair value measurements, which prioritizes the inputs used in measuring fair value as follows:
•	Level 1 — observable inputs such as quoted prices in active markets.
•	Level 2 — inputs other than quoted prices in active markets that are observable either directly or indirectly through corroboration with observable market data.
•	Level 3 — unobservable inputs in which there is little or no market data, which would require the Company to develop its own assumptions.
The Company’s cash equivalents and short-term investments are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of investments that are generally classified within Level 1 of the fair value hierarchy include money market securities and high-quality liquid corporate and government debt securities. The assets and liabilities measured at fair value under SFAS 157 in the second quarter of 2008 did not have a material impact on our condensed consolidated financial statements as the securities were carried at similar values before the adoption of SFAS 157.
Pronouncement Issued and Not Yet Adopted by the Company
In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” or SFAS 162. This standard reorganizes the GAAP hierarchy in order to improve financial reporting by providing a consistent framework for determining what accounting principles should be used when preparing U.S. GAAP financial statements. SFAS 162 is scheduled to become effective 60 days after the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to Interim Auditing Standard, AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We are currently evaluating the impact, if any, this new standard will have on our financial position and results of operations.
6. Common Stock
On April 17, 2008, the Company sold 4,030,000 shares of its common stock to certain accredited institutional investors, along with 2,030,000 warrants to purchase common stock, for gross proceeds of $5,320,000. Net proceeds after issue expenses were $5,151,000. The common stock was sold for $1.32 per share, and the warrants have an exercise price of $1.32 per share with an expiration date of September 30, 2009. Osteologix has subsequently filed a registration statement covering the resale of these shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements included in this Quarterly Report, other than statements that are purely historical, are forward-looking statements. Words such as “anticipate,” “contemplate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” “will,” “will continue to be,” or the negative of foregoing and similar expressions regarding beliefs, plans expectations or intentions regarding the future also identify forward-looking statements. Forward-looking statements in this Quarterly Report include, without limitation: the statements in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our strategies, beliefs, plans, expectations, anticipations and intentions including: (1) NB S101 simultaneously decreases resorption (loss) of existing bone tissue while also increasing formation of new bone tissue; (2) research and development expenses for the balance of 2008 will be lower than for the comparable periods in 2007; (3) our costs for 2008 will include planning for a phase III clinical trial, additional manufacturing and quality work on the drug product, consultants and medical advisors, and potentially smaller human and animal studies of NB S101; (4) our expectation that we will continue preparing for a larger phase III trial for NB S101; (5) our expectation that research and development expenses for the balance of 2008 will be lower than for the same period of 2007; (6) our expectation that general and administrative expenses for the balance of 2008 will increase modestly compared to the amounts incurred during 2007; (7) our currently available existing resources will provide liquidity to fund our planned operations through approximately the second quarter of 2009; (8) our belief the development risk for NB S101 is reduced by the proven safety and effectiveness of a drug approve in Europe that contains a different strontium compound as its active ingredient; (9) our plan to continue to acquire and develop products; (10) our plan to either develop the resources to market these products in selected world regions or out-license marketing rights to larger pharmaceutical companies; (11) our plan to follow the recent phase II clinical trial with a larger phase II and/or phase III clinical trial; (12) our expectation that the larger phase II and/or phase III clinical trial will take at least two years to complete; (13) our expectation that either one or two similar or potentially larger phase III trials will be required; and (14) our plan to seek approval for NB S101 throughout the world, either on our own or in collaboration with a larger pharmaceutical company that has more financial resources.
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

Currently, our primary goal is to obtain approval for NB S101 for the treatment and prevention of osteoporosis. We believe, based on preclinical and clinical data, that NB S101 simultaneously decreases resorption (loss) of existing bone tissue while also increasing formation of new bone tissue. No product currently approved (or, to our knowledge, under investigation) for the treatment of osteoporosis in the U.S. has demonstrated the ability to increase bone formation and decrease resorption. Our phase I study of the pharmacokinetic, or PK, properties of NB S101 revealed that a one gram tablet dose of NB S101 resulted in approximately the same level of strontium in human serum as a European company’s approved product containing two grams of strontium ranelate in sachet formulation, which must be mixed with water before ingestion. Thus, at a significantly lower dose, our tablet formulation of strontium has shown bioequivalent levels of strontium to a marketed sachet product that has been proven safe and effective in osteoporotic patients in Europe. More importantly, the results of our phase II study demonstrated that NB S101 decreased an established biomarker of bone resorption, CTX-1, in a dose-dependent manner by an amount statistically equivalent to or superior to the product approved in Europe. The phase II results also showed that NB S101 significantly increased bone mineral density at the lumbar spine and hip with only 12 weeks of treatment, and no significant side effects were noted in the trial.
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
Recently Adopted or Issued Accounting Pronouncements
On January 1, 2008 we adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” or SFAS 157, which clarifies and prioritizes methods for measuring fair value under generally accepted accounting principles. The assets and liabilities measured at fair value under SFAS 157 in the first six months of 2008 did not have a material impact on our condensed consolidated financial statements.
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
On May 7, 2008, we announced that our Investigational New Drug application for NB S101 was accepted by the U.S. Food and Drug Administration.
Three and Six Months Ended June 30, 2008 Compared to Three and Six Months Ended June 30, 2007
Revenues
Osteologix’s products are currently in various stages of research and development, and there were no revenues recorded in the periods ended June 30, 2008 and 2007.

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
For the second quarter of 2008, research and development expenses, and the changes compared to the previous year, were as follows:

Three Months Ended June 30,		Decrease from Period in Prior Year
2008	2007	Dollars	Percent

$210,000	$1,845,000	$(1,635,000)	- 89%
Research and development expenses decreased $1,635,000 for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 because of the completion of our human phase II clinical trial in November 2007. While the phase II clinical trial was underway substantially all of our research and development costs were related to this study. For the 2008 period, our research and development costs consisted primarily of costs paid to outside medical advisors and consultants assisting us with formatting the preclinical and clinical trial documentation in a manner that is designed to meet the quality requirements of the FDA, completion of documentation regarding drug manufacturing and quality specifications for NB S101, manufacturing additional investigational drug product, costs related to the preparation and filing of an IND filing with the FDA, and planning the next human clinical trial. In addition, during the 2008 period we received a refund related to a disagreement with a vendor for the amount they charged us for certain clinical trial costs incurred earlier.
For the six months ended June 30, 2008, research and development expenses, and the changes compared to the previous year, were as follows:

Six Months Ended June 30,		Decrease from Period in Prior Year
2008	2007	Dollars	Percent

$882,000	$3,039,000	$(2,157,000)	-71%
Research and development expenses decreased $2,157,000 for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 for the same reasons as research and development expenses decreased in the three month period ended June 30, 2008.
We expect research and development expenses for the balance of 2008 to be lower than it was for the same period in 2007 because we completed our phase II clinical trial in late 2007 and will not incur these costs in 2008. We expect that our costs for 2008 will continue to include planning for a phase III clinical trial, additional manufacturing and quality work on the drug product, consultants and medical advisors, and potentially smaller human and/or animal studies of NB S101 as we continue preparing for a larger trial.
General and Administrative Expenses
General and administrative expenses include compensation expense for personnel not directly involved in research and development activities, management and other administrative personnel costs, insurance, accounting, legal and patent expenses.
For the second quarter of 2008, general and administrative expenses, and the changes compared the previous year, were as follows:

Three Months Ended June 30,		Decrease from Period in Prior Year
2008	2007	Dollars	Percent

$790,000	$1,286,000	$(496,000)	-39%
General and administrative expenses decreased by $496,000 for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 primarily because severance payments that were made in 2007 to the former chief executive officer of the Company did not recur in the 2008 period.

For the six months ended June 30, 2008, general and administrative expenses, and the changes compared the previous year, were as follows:

Six Months Ended June 30,		Decrease from Period in Prior Year
2008	2007	Dollars	Percent

$1,741,000	$2,135,000	$(394,000)	-18%
General and administrative expenses decreased $394,000 for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 for the same reasons as general and administrative expenses decreased in the three month period ended June 30, 2008, although patent costs were higher during the first quarter of 2008 than in the first quarter of 2007, partially offsetting the lower costs related to the severance.
We expect general and administrative expenses for the balance of 2008 to increase modestly compared to the amounts incurred during the same period of 2007.
Interest Income
Interest income decreased by $32,000, to $38,000 for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. Interest income decreased by $78,000, to $66,000 for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. The lower interest income in the 2008 periods was due to lower average interest rates earned on our cash and short-term investment balances and lower average cash and short-term investments balances.
LIQUIDITY AND CAPITAL RESOURCES
We measure our liquidity primarily by the cash, cash equivalents and short-term investments, as well as the working capital, available to fund our operations. Since we were founded in 2003, we have applied the majority of our resources to research and development programs, primarily the development of NB S101, and the administrative expenses to support the our pharmaceutical development operations. We have operated at a loss since inception and expect to continue to incur losses in the future as a result of our ongoing research and development efforts. To date, we have funded our operations primarily through the sale of our common stock.
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

	June 30,	December 31,
	2008	2007
Cash, cash equivalents and short-term investments	$6,068,000	$4,145,000
Working capital	5,751,000	2,999,000
The increase in our cash, cash equivalents and short-term investments of $1,923,000 during the first six months of 2008 was due to additional funds raised through the sale of common stock and warrants, partially offset by cash used in operations to fund the continuing development of NB S101, our investigational drug for osteoporosis, which included manufacturing and quality specifications, preparation and completion of an IND application with the U.S. Food and Drug Administration, and payment of 2007 clinical trial expenses which became due during the first part of 2008. Uses of cash, cash equivalents and short-term investments also included the general and administrative expenses of operating a public company. We have experienced net losses from our inception through June 30, 2008, and we expect losses to continue as we further our research and development programs.
In April 2008, we completed a sale of common stock and warrants to purchase common stock for net proceeds of $5,151,000. After this financing, we expect our cash and cash equivalents to fund our planned operations through approximately the second quarter of 2009. Therefore, we believe the going concern qualification to the opinion rendered on the December 31, 2007 audited financial statements by the independent registered public accounting firm is no longer applicable. It is possible that we will consume available resources more rapidly than currently anticipated, resulting in the need for funding prior to the second quarter of 2009. If adequate funds are not available, we may be required to significantly reduce, refocus or cease our operations, or to obtain funds through arrangements that may require us to relinquish rights to NB S101, which could have a material adverse affect on the price of our common stock.

PLAN OF OPERATION
Our business strategy is to develop drug candidates that target major medical needs and can be rapidly commercialized. We are currently focusing on the treatment and prevention of diseases of bone and joint tissues. NB S101 for the treatment of osteoporosis fits this strategy because the osteoporosis market is large, with over $7 billion in annual product sales. To date, we have completed preclinical, phase I and one phase II human clinical studies of NB S101. In addition, a drug which contains a different strontium compound as its active ingredient (as compared to NB S101) has been proven safe and effective and is approved for treatment of osteoporosis in Europe, which we believe reduces the development risk for NB S101 when compared to other investigational drugs in completely unproven chemical classes. In executing our business strategy, our management oversees the human clinical trials necessary to establish preliminary evidence of efficacy, and we are seeking to establish collaborative agreements with pharmaceutical and biotechnology companies for their late-stage development and marketing of our product candidates and/or our obtaining rights to develop and market certain of their product candidates. We plan to continue to acquire and develop products, and plan to either develop the resources to market these products in selected world regions or out-license marketing rights to larger pharmaceutical companies.
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
As required by Rule 13a-15(b) promulgated under the Securities Exchange Act, our management, with the participation of our chief executive officer and principal financial officer, evaluated the design and operating effectiveness as of June 30, 2008, of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act. Based on this evaluation our chief executive officer and principal financial officer concluded that, as of June 30, 2008, our disclosure controls and procedures were effective at the reasonable assurance level to enable the company to record, process, summarize and report information required under the Securities and Exchange Commission’s rules in a timely fashion.
Changes in Internal Controls
Effective May 1, 2008, our Chief Financial Officer, Matthew M. Loar, resigned as an employee of Osteologix, Inc. We have initiated a search for a replacement, and in the interim, Mr. Loar is advising us on a part-time consulting basis until September 1, 2008, under the terms of an agreement entered into on April 15, 2008. Although he continues to oversee our financial reporting, the time Mr. Loar has currently available for matters impacting our internal control over financial reporting is significantly more limited than when he was an employee. Other than the departure of our full-time Chief Financial Officer, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15 and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors.
Set forth below and elsewhere in this Quarterly Report on Form 10-Q, and in other documents we file with the SEC, are risks and uncertainties that could cause actual results to differ materially from the results expressed or implied by the forward-looking statements contained in this Quarterly Report. The risk factors set forth below entitled “We expect to need additional financing in the near term and may be unable...,” “If we fail to protect our intellectual property rights...,” “If we infringe the rights of third parties...,” and “We rely on key executive officers and scientific and medical advisors...,” have been materially modified from the prior statements in our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 25, 2008.
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
We have incurred significant net operating losses since our inception in 2003. To date, we have devoted significant financial resources to the research and development of our investigational drug NB S101. The only revenue we have received since our inception was from a related party in 2005. As a result, we recorded losses of $8.0 million for the year ended December 31, 2007 and $2.6 million for the six months ended June 30, 2008, and our consolidated balance sheet had an accumulated deficit of approximately $20.4 million at June 30, 2008. We do not expect to generate any revenue from the sale of our NB S101 in the near term, and we expect to continue to have significant losses for the foreseeable future as we continue clinical development, seek to advance our product candidates closer to market, seek to expand our pipeline of research and development projects, implement additional internal systems and build our infrastructure.
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
In July 2007, Intellectual Property Services filed an objection to our one issued patent with the European Patent Office. Although we have submitted a response and believe the objection is without merit, we cannot predict the outcome of this opposition, which is likely to take several years to complete. In July 2008, we received notice from the Opposition Division of the European Patent Office regarding their preliminary opinion. In addition, we received an invitation to attend oral proceedings on January 20, 2009, but are unable to predict the outcome of these proceedings. In November 2007 the U.S. Patent and Trademark Office sent us a non-final rejection notice on our application entitled “Water soluble strontium salts for use in the treatment of cartilage and/or bone conditions.” Although we believe we have addressed the issues raised by the examiner by filing additional data in April 2008 and requesting a narrowing of the patient claims, this patent may never issue.

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
An issued patent does not guarantee us the right to practice the patented technology or commercialize the patented product. Third parties may have blocking patents that could be used to prevent us from commercializing our patented products and practicing our patented technology. There are patents held by others for the use of strontium. Within the class of strontium-based pharmaceutical products, Servier has several patents. These include U.S. Patent No. 5,128,367, (European equivalent EP-B-0 415 850), which is directed to strontium ranelate and other metal ranelates, as well as methods and compositions for treating osteoporosis. In addition, Servier’s U.S. Patent No. 4,939,164 (European equivalent EP-B-0 349 432) is directed to a specific strontium salt of pentanedioic acid, as well as methods and compositions for treating osseous diseases using this salt. Also, Servier’s U.S. Patent No. 5,075,336 (European equivalent EB-P-0 445 025) describes specific types of carboxylic acid salts, including strontium salts as well as methods and compositions for treating osseous diseases using these salts. Servier’s U.S. Patent No. 5,856,356 (European equivalent: EP-B-0-813 869) describes the use of strontium salts, including strontium ranelate and strontium malonate, for treatment of arthrosis. Servier has also obtained three additional U.S. patents, Nos. 7,091,364 (European equivalent EP-A-1 403 265), 7,105,683 (European equivalent EP-B-1 403 264) and 7,214,805 (European equivalent EP-A-1 403 266), which are directed to methods of manufacturing strontium salts and chemical intermediates used to prepare such salts. Although we do not believe that we infringe any patents held by others, there can be no assurance that we will not be accused of infringement, which could lead to expensive and time-consuming litigation or that our product candidates will be held not to infringe valid third party patent claims.
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
Effective May 1, 2008, our chief financial officer, Matthew M. Loar, resigned as an employee of Osteologix. On April 15, 2008, we entered into an agreement with Mr. Loar whereby he agreed to provide services as a consultant with us for up to ten hours per month through September 1, 2008. We cannot be certain that we will be able to extend the terms of the letter agreement beyond September 1, 2008. If we are unable extend the terms of the letter agreement or hire a chief financial officer, or the equivalent, on or before September 1, 2008, it will have a material adverse affect on our internal control over financial reporting in the future. Additionally, we may be forced to implement other temporary remediation measures, such as engaging outside financial consultants to serve as an interim solution, which could be costly. Any such costs would adversely affect our business, financial condition and results of operations.
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
Under current requirements, our auditors will be required to audit the effectiveness of our internal controls for the first time when we file our 2009 Annual Report on Form 10-K. It may be time consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by Sarbanes-Oxley in a manner adequate to withstand the rigors of an external audit, and due to our small size the proportion of costs we need to devote to comply with these requirements may be substantially greater than it is for other companies. We will likely need to hire additional financial reporting, internal control and other finance staff in order to develop and implement appropriate internal controls and reporting procedures, particularly as we expand our planned operations and consolidate our facilities to a new location. If we are unable to maintain compliance with Sarbanes-Oxley’s internal controls requirements, or the audit of the effectiveness of our internal controls identifies new issues when the audit requirements become effective for us, we may not be able to obtain the independent accountant certifications that Sarbanes-Oxley Act requires publicly-traded companies to obtain.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On April 17, 2008, we sold to two investors a total of 4,030,304 shares of the Company’s common stock and warrants to purchase 2,015,152 shares of common stock with an exercise price of $1.32 per share for gross proceeds of $5,320,000. The sale of common stock was exempt from registration pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(2) the Securities Act of 1933, as amended, and Regulation D under the Act. The shares and warrants were offered and sold only to accredited investors. Subsequent to the sale, we filed a registration statement for resale of a portion of the shares sold to the investors, which was declared effective on June 16, 2008. The shares and warrants sold to the other investor have not been registered, and may not be sold or offered for resale unless there is an exemption from registration or until a registration statement covering the shares is filed and declared effective.
We engaged Punk, Zeigel & Co. to act as our exclusive placement agent in connection with the sale of stock, and for their services, we issued them common stock purchase warrants for 15,000 shares of common stock on the same terms as the purchase warrants issued to the investors, as well as a cash fee of $39,600 and reimbursement of expenses aggregating $15,424.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders
On May 15, 2008, we held our annual meeting of stockholders. Stockholders voted on two proposals at the meeting and the voting results were as follows:
1.	The seven nominees to the Company’s board of directors were elected with the following votes cast for each nominee:

	Affirmative	Withheld
	Votes	Votes
Jeremy Curnock Cook	15,773,301	—
Christian Hansen	15,773,301	—
Klaus Eldrup-Jørgensen	15,773,301	—
Bobby W. Sandage, Jr.	15,773,301	—
Florian Schönharting	15,773,301	—
Christopher B. Wood	15,773,301	—
Philip J. Young	15,773,301	—
2.	A proposal to ratify the selection of Weinberg & Company, P.A. as our independent registered public accounting firm for the fiscal year ending December 31, 2007 was approved with 15,773,301 affirmative votes, no negative votes, and no abstentions.
Item 5. Other Information.
None.
Item 6. Exhibits.

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
Date: August 14, 2008

By:	/s/ Philip J. Young
	Name:	Philip J. Young
	Title:	President and Chief Executive Officer

Date: August 14, 2008

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