Form 10-Q
period 2008-09-30
Osteologix, Inc.
filed 2008-11-13
CIK 1278129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission File Number 333-112754
OSTEOLOGIX, INC.
(Exact name of registrant as specified in its charter)

Delaware	32-0104570
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
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
Common Stock, $0.0001 Par Value: 29,101,247 shares outstanding as of September 30, 2008.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
Osteologix, Inc.
(a development stage company)
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)

	September 30,	December 31,
	2008	2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,876	$2,872
Short-term investments	3,457	1,273
Prepaid expenses and other assets	100	191

Total current assets	5,433	4,336

Equipment, net	7	9

Total assets	$5,440	$4,345

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$435	$1,059
Accrued liabilities	176	278

Total current liabilities	611	1,337

Stockholders’ Equity
Preferred stock, $0.0001 par value, 1,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.0001 par value, 100,000 shares authorized, 29,101 and 24,989 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	3	2
Additional paid-in-capital	26,347	20,946
Accumulated other comprehensive loss	(189)	(132)
Deficit accumulated during development stage	(21,332)	(17,808)

Total stockholders’ equity	4,829	3,008

Total liabilities and stockholders’ equity	$5,440	$4,345

See accompanying notes to the condensed consolidated financial statements.

Osteologix, Inc.
(a development stage company)
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

					For the Period
					from June 16, 2003
	Three Months Ended		Nine Months Ended		(Inception) to
	September 30,		September 30,		September 30,
	2008	2007	2008	2007	2008

Revenues	$—	$—	$—	$—	$750

Operating expenses:
Research and development	312	1,013	1,194	4,052	10,872
General and administrative	713	779	2,453	2,914	11,896

Total operating expenses	1,025	1,792	3,647	6,966	22,768

Loss from operations	(1,025)	(1,792)	(3,647)	(6,966)	(22,018)

Interest income, net	57	92	123	236	686

Net loss	$(968)	$(1,700)	$(3,524)	$(6,730)	$(21,332)

Net loss per share, basic and diluted	$(0.03)	$(0.07)	$(0.13)	$(0.30)

Weighted average number of shares outstanding basic and diluted	29,076	24,935	27,473	22,706

See accompanying notes to the condensed consolidated financial statements.

Osteologix, Inc.
(a development stage company)
Condensed Consolidated Statement of Stockholders’ Equity and Comprehensive Loss
For the Period From June 16, 2003 (Inception) through September 30, 2008
(in thousands, except per share amounts)

					Deficit
				Accumulated	Accumulated
			Additional	Other	During the	Total
	Common Stock		Paid-In	Comprehensive	Development	Stockholders’
	Shares	Amount	Capital	Loss	Stage	Equity
Issuance of common stock to founders for cash of $0.02 per share in June 2003	4,897	$1	$84	$—	$—	$85
Issuance of common stock for cash of $0.95 per share in October 2003	979	—	930	—	—	930
Issuance of common stock for cash of $1.01 per share in May 2004	979	—	988	—	—	988
Issuance of common stock for cash of $0.83 per share in January 2005, net of issuance costs	1,430	—	1,158	—	—	1,158
Issuance of common stock for cash of $1.24 per share in June 2005, net of issuance costs	2,220	—	2,699	—	—	2,699
Comprehensive loss:
Net loss for the period	—	—	—	—	(4,913)	(4,913)
Foreign currency translations	—	—	—	(4)	—	(4)
Total comprehensive loss						(4,917)
Balance at December 31, 2005	10,505	1	5,859	(4)	(4,913)	943

Common stock transferred in merger with Castle & Morgan Holdings, Inc.	2,860	—	—	—	—	—
Issuance of common stock for cash of $1.31 per share in private placement in May 2006, net of issuance costs	7,656	1	9,255	—	—	9,256
Stock based compensation expense	—	—	508	—	—	508
Comprehensive loss:	—	—	—	—	—	—
Net loss for the period	—	—	—	—	(4,858)	(4,858)
Unrealized gain on short-term investments	—	—	—	2	—	2
Foreign currency translations	—	—	—	(54)	—	(54)
Total comprehensive loss						(4,910)
Balance at December 31, 2006	21,021	2	15,622	(56)	(9,771)	5,797

Issuance of common stock and warrants for cash of $1.32 per share in private placement in June 2007, net of issuance costs	3,825	—	4,970	—	—	4,970
Stock issued in lieu of cash for services	143	—	170	—	—	170
Stock based compensation expense	—	—	184	—	—	184
Comprehensive loss:	—	—	—	—	—	—
Net loss for the period	—	—	—	—	(8,037)	(8,037)
Unrealized loss on short-term investments	—	—	—	(2)	—	(2)
Foreign currency translations	—	—	—	(74)	—	(74)
Total comprehensive loss						(8,113)
Balance at December 31, 2007	24,989	$2	$20,946	$(132)	$(17,808)	$3,008

Issuance of common stock and warrants for cash of $1.32 per share in private placement in April 2008, net of issuance costs	4,030	1	5,154	—	—	5,155
Stock issued in lieu of cash for services	82	—	92	—	—	92
Stock based compensation expense	—	—	155	—	—	155
Comprehensive loss:	—	—	—	—	—	—
Net loss for the period	—	—	—	—	(3,524)	(3,524)
Unrealized loss on short-term investments	—	—	—	(28)	—	(28)
Foreign currency translations	—	—	—	(29)	—	(29)
Total comprehensive loss						(3,581)
Balance at September 30, 2008	29,101	$3	$26,347	$(189)	$(21,332)	$4,829
See accompanying notes to the condensed consolidated financial statements.

Osteologix, Inc.
(a development stage company)
Condensed Consolidated Statements of Cash Flow
(in thousands)
(Unaudited)

			For the Period
	For the Nine Months Ended		From June 16, 2003
	September 30,		(Inception) to
	2008	2007	September 30, 2008
Operating activities
Net loss	$(3,524)	$(6,730)	$(21,332)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	19	4	38
Loss on disposal of equipment	—	2	2
Issuance of stock in lieu of cash for services	92	99	263
Stock based compensation	155	155	847
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	91	124	(100)
Accounts payable	(624)	1,368	434
Accrued liabilities	(102)	163	176

Net cash used in operating activities	(3,893)	(4,815)	(19,672)

Investing activities
Purchases of short-term investments	(4,927)	(5,753)	(18,349)
Sales and maturities of short-term investments	2,743	6,863	14,892
Purchases of equipment	(17)	(9)	(47)

Net cash (used in) provided by investing activities	(2,201)	1,101	(3,504)

Financing activities —
Net proceeds from issuance of common stock	5,155	4,970	25,241

Effect of exchange rates on cash and cash equivalents	(57)	(81)	(189)

Net (decrease) increase in cash and cash equivalents	(996)	1,175	1,876

Cash and cash equivalents at beginning of period	2,872	481	—

Cash and cash equivalents at end of period	$1,876	$1,656	$1,876

See accompanying notes to the condensed consolidated financial statements.

Osteologix, Inc.
(a development stage company)
Notes to Condensed Consolidated Financial Statements
September 30, 2008 (Unaudited)
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
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual amounts may differ from those estimates. These condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2008 are not necessarily indicative of results that may be expected for the year ending December 31, 2008. The condensed consolidated balance sheet information as of December 31, 2007 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K. These interim financial statements should be read in conjunction with that report.
The Company has been in the development stage since its formation. All losses accumulated since the inception of Osteologix have been considered as part of the Company’s development stage activities.
Going Concern
The audited consolidated financial statements as of December 31, 2007 included a “going concern” audit opinion from the Company’s independent registered public accounting firm because Osteologix has experienced net losses since its inception and the year-end cash and short-term investments balance was insufficient to fund the company’s operations through the end of 2008.
The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuance of the Company as a going concern. The condensed consolidated financial statements have been prepared assuming that Osteologix will continue as a going concern, which management believes is appropriate due to the additional capital raised. During the second quarter of 2008, Osteologix raised additional capital and management believes its cash and short-term investments are sufficient to fund planned operations through approximately the second quarter of 2009. The Company’s operations are progressing forward; however the Company has generated no income, and has incurred net losses of $3,524,000 and has negative cash flows from operations of $3,893,000 for the nine months ended September 30, 2008. It is possible Osteologix will consume available resources more rapidly than currently anticipated, resulting in the need for funding prior to the second quarter of 2009. If adequate funds are not available, Osteologix may be required to significantly reduce, refocus or cease operations, or to obtain funds through arrangements that may require the Company to relinquish rights to NB S101, which could have a material adverse affect on the price of the Company’s common stock.
The future success of the Company is dependent on its ability to attain additional capital funds to fulfill its current contractual commitments, and, ultimately attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations.

Osteologix, Inc.
(a development stage company)
Notes to Condensed Consolidated Financial Statements
September 30, 2008 (Unaudited)
(Tabular amounts in thousands, except per share amounts)
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
The Company uses the Black-Scholes option-pricing model as its method for valuing stock-based compensation, which consists of options and warrants to purchase common stock at or above its fair value at the time of grant. The Company did not grant any options to purchase common stock during the three month period ended September 30, 2008. During the nine-month period ended September 30, 2008, the Company granted to its directors options to purchase a total of 100,000 shares of common stock. The options were granted with an exercise price equal to the market price on the date of grant. The exercise price is $1.45 per share, the options vest over four years, and expire 10 years from the date of grant; the Company has estimated the fair value of these options at $0.93 per share using a volatility factor of 70%, an expected forfeiture rate of 15%, an expected life of 6.1 years, a risk-free interest rate of 3.3% and no payment of dividends.
No options were granted during the three month period ended September 30, 2007. During the nine-month period ended September 30, 2007, the Company granted to its officers and employees options to purchase a total of 1,150,000 shares of common stock, of which 1,000,000 was a grant to an officer. All options granted during the nine-month period ended September 30, 2007 have an exercise price of $1.20 per share, vest over four to approximately four and one-half years and expire 10 years from the date of grant. The grant to the officer was awarded at a time when the stock price was $0.98 per share, and the Company has estimated the fair value of this option at $0.61 per share. The grants to purchase the remaining 150,000 shares were awarded at a time when the stock price was $1.17 per share, and the Company has estimated the fair value of these options at $0.79 per share. The weighted average fair value for the options granted during the 2007 periods was $0.63 per share. For the options granted during the nine month period ended September 30, 2007, the Company used an expected volatility factor of 70%, an expected forfeiture rate of 11%, an expected term of 6 years, risk-free interest rates ranging from 4.6% to 5.1% and no payment of dividends.
Total expense for stock-based compensation was $53,000 and $66,000 for the three months ended September 30, 2008 and 2007, respectively, and $155,000 for the nine months ended September 30, 2008 and 2007. As of September 30, 2008, the total unrecognized expense for unvested employee stock warrants and options was $604,000, which will be expensed over the remaining vesting period of 3.8 years. The aggregate intrinsic value of the options and warrants outstanding and exercisable as of September 30, 2008 was $0 based on a closing stock price of $0.75.
From January 1, 2008 through September 30, 2008, the Company issued 81,488 shares of its common stock to members of its board of directors for their services on the board. The common stock was issued in place of cash payments, and was valued at prices ranging from $0.75 to $1.37 per share, based on the closing market prices each quarter prior to issuance.

Osteologix, Inc.
(a development stage company)
Notes to Condensed Consolidated Financial Statements
September 30, 2008 (Unaudited)
(Tabular amounts in thousands, except per share amounts)
4.	Net Loss Per Share
The net loss per share has been computed using the weighted-average number of common shares outstanding during the period. During the nine months ended September 30, 2008 and 2007, potentially dilutive options and warrants to purchase common stock aggregating 5,670,000 and 4,821,000 shares, respectively, were outstanding and not considered because their effect would have been antidilutive.
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
The Company’s cash equivalents and short-term investments are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of investments that are generally classified within Level 1 of the fair value hierarchy include money market securities and high-quality liquid corporate and government debt securities. The assets and liabilities measured at fair value under SFAS 157 in the third quarter of 2008 did not have a material impact on our condensed consolidated financial statements as the securities were carried at similar values before the adoption of SFAS 157.
Pronouncement Issued and Not Yet Adopted by the Company
In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations, and SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements. SFAS No. 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a non-controlling interest in a subsidiary should be reported as equity in the consolidated financial statement. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141 (R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We have not yet determined the effect on our financial statements, if any, upon adoption of SFAS No. 141 (R) or SFAS No. 160.

Osteologix, Inc.
(a development stage company)
Notes to Condensed Consolidated Financial Statements
September 30, 2008 (Unaudited)
(Tabular amounts in thousands, except per share amounts)
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
On April 17, 2008, the Company sold 4,030,000 shares of its common stock to certain accredited institutional investors, along with 2,030,000 warrants to purchase common stock, for gross proceeds of $5,320,000. Net proceeds after issue expenses were $5,155,000. The common stock was sold for $1.32 per share, and the warrants have an exercise price of $1.32 per share with an expiration date of September 30, 2009. Osteologix has subsequently filed a registration statement covering the resale of these shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements included in this Quarterly Report, other than statements that are purely historical, are forward-looking statements. Words such as “anticipate,” “contemplate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” “will,” “will continue to be,” or the negative of foregoing and similar expressions regarding beliefs, plans expectations or intentions regarding the future also identify forward-looking statements. Forward-looking statements in this Quarterly Report include, without limitation: the statements in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our strategies, beliefs, plans, expectations, anticipations and intentions including: (1) NB S101 simultaneously decreases resorption (loss) of existing bone tissue while also increasing formation of new bone tissue; (2) research and development expenses for the balance of 2008 will be lower than for the comparable periods in 2007; (3) our costs for 2008 will include planning for a phase III clinical trial, additional manufacturing and quality work on the drug product, consultants and medical advisors, and potentially smaller human and animal studies of NB S101; (4) our expectation that we will continue preparing for a larger phase III trial for NB S101; (5) our expectation that research and development expenses for the balance of 2008 will be lower than for the same period of 2007; (6) our expectation that general and administrative expenses for the balance of 2008 will increase modestly compared to the amounts incurred during 2007; (7) our currently available existing resources will provide liquidity to fund our planned operations through approximately the second quarter of 2009; (8) our belief the development risk for NB S101 is reduced by the proven safety and effectiveness of a drug approved in Europe that contains a different strontium compound as its active ingredient; (9) our plan to continue to acquire and develop products; (10) our plan to either develop the resources to market these products in selected world regions or out-license marketing rights to larger pharmaceutical companies; (11) our plan to follow the recent phase II clinical trial with a larger phase II and/or phase III clinical trial; (12) our expectation that the larger phase II and/or phase III clinical trial will take at least two years to complete; (13) our expectation that either one or two similar or potentially larger phase III trials will be required; and (14) our plan to seek approval for NB S101 throughout the world, either on our own or in collaboration with a larger pharmaceutical company that has more financial resources.
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
The forward-looking statements in this Quarterly Report are subject to additional risks and uncertainties set forth under the heading “Risk Factors” in Item 1A of Part II, and are based on information available to us on the date hereof. We assume no obligation to update any forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of the filing of this Quarterly Report. Readers should also review carefully the cautionary statements and risk factors listed in our Annual Report on Form 10-K for the year ended December 31, 2007, and in our other filings with the Securities and Exchange Commission (“SEC”), including our Quarterly and Periodic Reports on Forms 10-Q and 8-K.
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
The Company’s cash equivalents and short-term investments are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of investments that are generally classified within Level 1 of the fair value hierarchy include money market securities and high-quality liquid corporate and government debt securities. The assets and liabilities measured at fair value under SFAS 157 in the third quarter of 2008 did not have a material impact on our condensed consolidated financial statements as the securities were carried at similar values before the adoption of SFAS 157.
In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations, and SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements. SFAS No. 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a non-controlling interest in a subsidiary should be reported as equity in the consolidated financial statement. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141 (R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We have not yet determined the effect on our financial statements, if any, upon adoption of SFAS No. 141 (R) or SFAS No. 160.

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
Three and Nine Months Ended September 30, 2008 Compared to Three and Nine Months Ended September 30, 2007
Revenues
Osteologix’s products are currently in various stages of research and development, and there were no revenues recorded in the periods ended September 30, 2008 and 2007.
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
For the three months ended on September 30, 2008, research and development expenses, and the changes compared to the previous year, were as follows:

Three Months Ended September 30,		Decrease from Period in Prior Year
2008	2007	Dollars	Percent

$312,000	$1,013,000	$(701,000)	- 69%
Research and development expenses decreased $701,000 for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 because of the completion of our human phase II clinical trial in November 2007. While the phase II clinical trial was underway substantially all of our research and development costs were related to this study. For the 2008 period, our research and development costs consisted primarily of costs paid to outside medical advisors and consultants assisting us with formatting the preclinical and clinical trial documentation in a manner that is designed to meet the quality requirements of the U.S. Food and Drug Administration (“FDA”), completion of documentation regarding drug manufacturing and quality specifications for NB S101, manufacturing additional investigational drug product, costs related to the preparation and filing of an IND filing with the FDA, and planning the next human clinical trial.
For the nine months ended September 30, 2008, research and development expenses, and the changes compared to the previous year, were as follows:

Nine Months Ended September 30,		Decrease from Period in Prior Year
2008	2007	Dollars	Percent

$1,194,000	$4,052,000	$(2,858,000)	-71%
Research and development expenses decreased $2,858,000 for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 for the same reasons as research and development expenses decreased in the three month period ended September 30, 2008 compared to the three months ended September 30, 2007. In addition, during the 2008 period we received a refund related to a disagreement with a vendor for the amount they charged us for certain clinical trial costs incurred earlier.

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
For the three months ended September 30, 2008, general and administrative expenses, and the changes compared the previous year, were as follows:

Three Months Ended September 30,		Decrease from Period in Prior Year
2008	2007	Dollars	Percent

$713,000	$779,000	$(66,000)	-8%
General and administrative expenses decreased by $66,000 for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 primarily due to reduction in staff from four to three full time employees.
For the nine months ended September 30, 2008, general and administrative expenses, and the changes compared the previous year, were as follows:

Nine Months Ended September 30,		Decrease from Period in Prior Year
2008	2007	Dollars	Percent

$2,453,000	$2,914,000	$(461,000)	-16%
General and administrative expenses decreased $461,000 for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 because severance payments that were made in 2007 to the former chief executive officer of the Company did not recur in the 2008 period and staffing decreased during 2008 from four to three full time employees.
We expect general and administrative expenses for the balance of 2008 to increase modestly compared to the amounts incurred during the same period of 2007.
Interest Income
Interest income decreased by $35,000, to $57,000 for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. Interest income decreased by $113,000, to $123,000 for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. The lower interest income in the 2008 periods was due to lower average interest rates earned on our cash and short-term investment balances and lower average cash and short-term investment balances.
LIQUIDITY AND CAPITAL RESOURCES
We measure our liquidity primarily by the cash, cash equivalents and short-term investments, as well as the working capital available to fund our operations. Since we were founded in 2003, we have applied the majority of our resources to research and development programs, primarily the development of NB S101, and the administrative expenses to support our pharmaceutical development operations. We have operated at a loss since inception and expect to continue to incur losses in the future as a result of our ongoing research and development efforts. To date, we have funded our operations primarily through the sale of our common stock.

In evaluating our liquidity, we do not distinguish between cash and short-term investments because when we hold short-term investments all of our short-term investments are available for sale and we believe they can readily be converted into cash when needed. We do not hold any auction rate securities. The following table summarizes our cash, cash equivalents and short-term investments, and our working capital available to fund our operations:

	September 30,	December 31,
	2008	2007
Cash, cash equivalents and short-term investments	$5,333,000	$4,145,000
Working capital	4,820,000	2,999,000
The increase in our cash, cash equivalents and short-term investments of $1,188,000 during the first nine months of 2008 was due to additional funds raised through the sale of common stock and warrants, partially offset by cash used in operations to fund the continuing development of NB S101, our investigational drug for osteoporosis, which included manufacturing and quality specifications, preparation and completion of an IND application with the U.S. Food and Drug Administration, and payment of 2007 clinical trial expenses which became due during the first part of 2008. Uses of cash, cash equivalents and short-term investments also included the general and administrative expenses of operating a public company.
The audited consolidated financial statements as of December 31, 2007 included a “going concern” audit opinion from the Company’s independent registered public accounting firm because Osteologix has experienced net losses since its inception and the year-end cash and short-term investments balance was insufficient to fund the company’s operations through the end of 2008.
The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuance of the Company as a going concern. The condensed consolidated financial statements have been prepared assuming that Osteologix will continue as a going concern, which management believes is appropriate due to the additional capital raised. During the second quarter of 2008, Osteologix raised additional capital and management believes its cash and short-term investments are sufficient to fund planned operations through approximately the second quarter of 2009. The Company’s operations are progressing forward; however the Company has generated no income, and has incurred net losses of $3,524,000 and has negative cash flows from operations of $3,893,000 for the nine months ended September 30, 2008. It is possible Osteologix will consume available resources more rapidly than currently anticipated, resulting in the need for funding prior to the second quarter of 2009. If adequate funds are not available, Osteologix may be required to significantly reduce, refocus or cease operations, or to obtain funds through arrangements that may require the Company to relinquish rights to NB S101, which could have a material adverse affect on the price of the Company’s common stock.
The future success of the Company is dependent on its ability to attain additional capital funds to fulfill its current contractual commitments, and, ultimately attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations.
PLAN OF OPERATION
Our business strategy is to develop drug candidates that target major medical needs and can be rapidly commercialized. We are currently focusing on the treatment and prevention of diseases of bone and joint tissues. NB S101 for the treatment of osteoporosis fits this strategy because the osteoporosis market is large, with over $7 billion in annual product sales. To date, we have completed preclinical, phase I and one phase II human clinical studies of NB S101. In addition, a drug which contains a different strontium compound as its active ingredient (as compared to NB S101) has been proven safe and effective and is approved for treatment of osteoporosis in Europe, which we believe reduces the development risk for NB S101 when compared to other investigational drugs in completely unproven chemical classes. In executing our business strategy, our management oversees the human clinical trials necessary to establish preliminary evidence of efficacy, and we are seeking to establish collaborative agreements with pharmaceutical and biotechnology companies for their late-stage development and marketing of our product candidates and/or our obtaining rights to develop and market certain of their product candidates. We plan to continue to evaluate and develop products, and plan to either develop the resources to market these products in selected world regions or out-license marketing rights to larger pharmaceutical companies.
We believe that our currently available existing resources will provide liquidity to fund our planned operations through approximately the second quarter of 2009. Because the business of developing pharmaceutical products is time-consuming and expensive, and NB S101, our most advanced investigational drug, still must complete pivotal human clinical trials before it can be marketed, we will require additional financial resources to carry out our business strategy. We plan to follow the recent phase II clinical trial with a larger phase II and/or phase III clinical trial that we estimate will take at least three years to complete. After or possibly concurrent with the next clinical trial, either one or two similar or potentially larger phase III trials will be required. We may license the rights to NB S101 to a larger company before any of the clinical trials are complete, or we may choose to retain all rights ourselves without entering into a license or collaborative agreement. If the results of the clinical trials are positive, we plan to seek approval for NB S101 throughout the world, either on our own or in collaboration with a larger pharmaceutical company that has more financial resources than we do.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Not applicable.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We are required to maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer, as appropriate, to allow timely decisions regarding required disclosures.
As required by Rule 13a-15(b) promulgated under the Securities Exchange Act, our management, with the participation of our chief executive officer, evaluated the design and operating effectiveness as of September 30, 2008, of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act. Based on this evaluation our chief executive officer concluded that, as of September 30, 2008, our disclosure controls and procedures were effective at the reasonable assurance level to enable the company to record, process, summarize and report information required under the Securities and Exchange Commission’s rules in a timely fashion.

Changes in Internal Controls
On July 25, 2008, Osteologix replaced Chief Financial Officer, Matthew M. Loar, who resigned as an employee of Osteologix, Inc effective May 1, 2008, with accounting resources through VACO Richmond, LLC. Mr. Loar advised us on a part-time consulting basis and assisted with the transition through September 1, 2008, under the terms of an agreement entered into on April 15, 2008. Other than the departure of our full-time Chief Financial Officer and subsequent acquisition of accounting resources through VACO Richmond, LLC, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15 and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors. [consider whether to include Risk Factors even though not required]
Set forth below and elsewhere in this Quarterly Report on Form 10-Q, and in other documents we file with the SEC, are risks and uncertainties that could cause actual results to differ materially from the results expressed or implied by the forward-looking statements contained in this Quarterly Report. The risk factors set forth below entitled “We expect to need additional financing in the near term and may be unable...,” “We have incurred significant net operating losses...,” “If we fail to protect our intellectual property rights...,” “If we infringe the rights of third parties...,” and “We rely on key executive officers and scientific and medical advisors...,” have been materially modified from the prior statements in our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 25, 2008.
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
Developing drugs, conducting clinical trials, and commercializing products is expensive. Our future funding requirements will depend on many factors, including:
•	the progress and cost of our clinical trials and other research and development activities;

•	the costs and timing of obtaining regulatory approvals;

•	the terms and timing of any collaborative, licensing, acquisition or other arrangements that we may establish;

•	the costs of filing, prosecuting, defending and enforcing any patent applications, claims, patents and other intellectual property rights; and

•	the cost and timing of securing manufacturing capabilities for our clinical product candidates and commercial products, if any.
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
If we do not succeed in raising additional funds on a timely basis or on terms favorable to us, we may be unable to complete planned development of NB S101 or obtain approval from the FDA and/or other regulatory authorities. In addition, insufficient funds may force us to discontinue product development, curtail operations, forego sales and marketing efforts and lose attractive business opportunities, which would harm our business, financial condition and results of operation.

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
We have incurred significant net operating losses since our inception in 2003. To date, we have devoted significant financial resources to the research and development of our investigational drug NB S101. The only revenue we have received since our inception was from a related party in 2005. As a result, we recorded losses of $8.0 million for the year ended December 31, 2007 and $3.5 million for the nine months ended September 30, 2008, and our consolidated balance sheet had an accumulated deficit of approximately $21.3 million at September 30, 2008. We do not expect to generate any revenue from the sale of our NB S101 in the near term, and we expect to continue to have significant losses for the foreseeable future as we continue clinical development, seek to advance our product candidates closer to market, seek to expand our pipeline of research and development projects, implement additional internal systems and build our infrastructure.
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
Even if the FDA approves one or more of our drug candidates, physicians and patients may not accept and use them. Post-approval market acceptance and use of our drugs will depend upon a number of factors, including perceptions by the health care community, including physicians, about their safety and effectiveness, their cost-effectiveness relative to competing products, the availability of reimbursement for our products from government or other healthcare payors, such as major insurance companies, and the effectiveness of marketing and distribution efforts by us, our licensees and distributors. The failure of NB S101, which we expect to generate substantially all of our product revenues for the foreseeable future, or any of our other product candidates to find post-approval market acceptance would harm our business, financial condition and results of operations.

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

OSTEOLOGIX, INC.
Date: November 14, 2008	By:	/s/ Philip J. Young
		Name:	Philip J. Young
		Title:	President and Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).