Form 10-K
period 2008-12-31
Osteologix, Inc.
filed 2009-04-01
CIK 1278129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 333-112754

OSTEOLOGIX, INC.
(Exact name of registrant as specified in its charter)

Delaware	32-0104750
(State or other jurisdiction of incorporation or organization)	(IRS employer Identification number)

4415 Cox Road, Glen Allen, VA	23060
(Address of principal executive office)	(Zip Code)
(804) 747-6027
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) if the Act:

Title of Each Class	Name of Each Exchange On Which Registered

Common Stock $0.0001 Par Value	Over-the-Counter Bulletin Board
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price of the Common Stock on the Over-the-Counter Bulletin Board on June 30, 2008 was $8.11 million. Shares of Common Stock held by each executive officer and director and by each person or group who owns 5% or more of the outstanding Common Stock at June 30, 2008 have been excluded. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.
On March 11, 2009 there were 29,483,911 shares of the registrant’s common stock outstanding.
Documents incorporated by reference: Portions of the Proxy Statement for Registrant’s Annual Meeting of Stockholders to be held May 18, 2009 are incorporated herein by reference into Part III.

Osteologix, Inc.

PART I
Item 1. Business.
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
NB S101 is a strontium salt for treatment of metabolic bone diseases, and we are currently studying its application for the prevention and treatment of osteoporosis. Strontium salts exhibit pharmacologic effects on skeletal tissue that set this class of compounds apart from other existing treatments for osteoporosis. These other treatments either reduce the regular resorption (loss) of bone tissue and are called anti-resorptives, or increase the regular formation of bone tissue and are called anabolic agents. Most notably for strontium products, unlike other approved treatments, both preclinical and clinical studies indicate that strontium simultaneously decreases resorption (loss) of bone while also increasing formation of new bone. The French pharmaceutical company Servier, SA has developed their own formulation of a strontium salt, strontium ranelate (“Protelos”), and now sells this as a drug for treatment of osteoporosis throughout Europe. Their clinical studies of strontium ranelate include data from more than 7,000 subjects, and revealed clinical efficacy with adverse event rates comparable to placebo. Most notably, their product also showed few gastrointestinal side effects, a problem associated with the most common current treatment for osteoporosis, an antiresorptive class of drugs called bisphosphonates. In addition, strontium ranelate did not exhibit side effects associated with other classes of approved osteoporosis drugs, such as estrogens, selective estrogen receptor modulators, and parathyroid hormone. We believe that our investigational drug, strontium malonate (produced in tablet form as NB S101), which is a new salt and improved formulation and dosage form of strontium, represents a more commercially attractive product than strontium ranelate and the treatments which are approved for osteoporosis. We have completed phase I and II clinical trials with NB S101 and are currently planning to meet with the U.S. Food and Drug Administration, or FDA, and the European Agency for Evaluation of Medicinal Products, or EMEA, to gain approval to conduct larger phase III clinical studies.
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
Our principal executive offices are located at 4415 Cox Road, Glen Allen, VA 23060, and our telephone number is (804) 747-6025. Our website is located at http://www.osteologix.com. The information on our website is not part of this Annual Report on Form 10-K.
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
Osteoporosis Overview
Osteoporosis is a disease characterized by low bone mass and structural deterioration of bone tissue, leading to bone fragility and increased susceptibility to fractures. In initial stages, the disease predominantly affects trabecular bone, and skeletal sites (such as spine, hip and wrist) that are rich in trabecular bone are particularly subject to increased risk of osteoporotic fracture. Osteoporosis is defined according to bone mineral density, or BMD, measurements, and a woman is diagnosed with osteoporosis when BMD is at least 2.5 standard deviations below the healthy premenopausal mean. A woman is diagnosed with osteopenia, a precursor to osteoporosis, when her BMD is between one and 2.5 standard deviations below the healthy premenopausal mean.

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
Our clinical development plan for NB S101 contemplates pursuing multiple registration pathways and clinical indications with the main emphasis being on filing a New Drug Application, or NDA, with the FDA for NB S101 for prevention and treatment of osteoporosis. We anticipate that approval of our NDA will require a full development program complying with FDA guidelines, including its “Clinical evaluation of agents used in the prevention and treatment of postmenopausal osteoporosis,” published in 1994. We also believe we will need to submit a full safety and toxicology package for NB S101. The EMEA has published guidelines similar to the FDA’s for development of products for osteoporosis, and we have designed our program to also comply with these requirements. We plan to use the preclinical package, phase I studies, phase II studies and phase III studies for registration in both the U.S. and Europe. Because strontium ranelate has been approved by EMEA, we were able to include strontium ranelate treatment for comparison purposes in clinical trials performed in Europe. We may also be able to use efficacy and safety data from published studies on strontium ranelate to a somewhat lesser extent, although this will have to be discussed with the regulatory authorities. We may also use other published literature on strontium toxicology to a limited extent.

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
Preclinical Experience with NB S101
We have designed our preclinical program to comply with regulatory requirements and relevant ICH guidelines. In compliance with the requirements, we carried out toxicological studies in rodents and in non-rodent species. We are continuing additional safety and toxicology work as NB S101 advances in clinical development and we expect that continued development of NB S101 will require additional toxicology studies. To assess the effects of NB S101 on skeletal metabolism and bone strength, we have also conducted various pharmacodynamic studies, including pre-clinical efficacy studies in an animal model of osteoporosis.
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
Phase III Studies
We are designing our development plan for NB S101 for osteoporosis to comply with both U.S. and European guidelines. On February 17, 2009, we held a meeting with the FDA regarding the proposed development of NB S101. Based on feedback from the FDA meeting, we believe that the continued development of NB S101 will require an additional phase II trial and only one large, well-controlled phase III trial.
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
Based on the current FDA and EMEA guidelines and anticipated changes, we anticipate the primary objective of a phase III study will be to evaluate the ability of NB S101 to prevent incident vertebral fracture. We also anticipate that we would collect data on non-vertebral fractures, spine, hip and forearm BMD, and biochemical markers of bone and cartilage turnover. We estimate that the phase III study may enroll up to 3,000 osteoporotic women, comparing one dose of NB S101 to placebo over a two- to three-year treatment period, with a possible two-year extension. Based on continuing analysis of the phase II data and discussions with regulatory agencies, we are continuing statistical assessments before we finalize any phase III clinical trial design and determine the specific number of patients needed.
Our clinical development plans are based on the current profile of NB S101, our experience with preclinical and clinical testing of NB S101, our understanding of current FDA and EMEA guidelines, and our review of publicly available data on potentially competing products. We expect that continuing analysis of all data available on strontium, NB S101 specifically, and potentially competing drugs in development will increase our knowledge in the field, and may lead to our modifying our current development strategy. In addition, changes in market conditions or regulatory requirements may also require us to modify our development plans or perform additional pre-clinical trials.

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
The worldwide market for prescription osteoporosis products is estimated by Datamonitor to grow from $7.9 billion in 2008 to $9.2 billion in product sales in 2010. We believe that the market for osteoporosis treatments will continue to grow as the population grows older and lives longer. We also believe that the market potential is even greater because many patients with osteoporosis do not comply with their prescribed treatments due to the adverse side effects. We believe that our investigational drug NB S101 offers benefits compared to the current therapies and thus has the potential to be a leading treatment for osteoporosis, if approved.
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
Competition
The success of NB S101 will depend in part on our ability to achieve market share at the expense of existing, established products, to leverage favorably with future products in development and to grow new or existing markets. Currently, there are five classes of compounds approved for sale in the U.S. which we see as competition for the treatment and prevention of osteoporosis: bisphosphonates, parathyroid hormone, or PTH, Selective Estrogen Receptor Modulators, or SERMs, Hormone replacement therapy, or HRT, and Calcitonin. The following is a summary of these treatments:
•	Bisphosphonates are potent anti-resorptive agents with well established fracture reduction efficacy. Bisphosphonates are the leading treatments for osteoporosis, dominated by alendronate (Fosamax, Merck), and risedronate (Actonel, Procter&Gamble). Newer bisphosphonates have been introduced by Roche (ibandronate, Boniva) and Novartis (zoledronate, Zometa). Bisphosphonates may be taken by men, unlike HRT and SERMs. New formulations for parenteral administration (i.e., intravenous or subcutaneous) are also being introduced. Major side effects include irritation of the gastrointestinal system, which require the patients to stand upright for a period after administration. Furthermore, the poor bioavailability of bisphosphonates limit oral intake (they are generally taken in the morning, and require fasting before and after intake). Osteonecrosis of the jaw bone is being reported in some bisphosphonate users. The FDA is looking into whether bisphosphonates increase the incidence of atrial fibrillation. More recently, the FDA issued an alert that advises physicians that the FDA believes many cases of bone and muscle pain are attributable to bisphosphonates.

•	PTH takes a central role in the body’s regulation of calcium homeostasis and bone turnover. It has a potent anabolic effect on bone tissues, stimulating the formation and maturation of bone-forming osteoblasts which in turn causes significant increases in new bone formation. To date, only one PTH product, Forteo (Eli Lilly), is marketed in the United States. PTH products, given as daily injections, are approved for severe osteoporosis, where build-up of new bone is key in preventing further deterioration. However, PTH is not recommended for prophylactic or longer term therapy. Typically, treatment duration is limited to two years because of the risk of osteosarcoma revealed in preclinical testing. Moreover, treatment with PTH is inconvenient because it is administered by daily injections.
•	SERMs were developed to preserve beneficial effects of estrogen while minimizing potential side effects. Currently, only one SERM is approved (raloxifene, Evista, by Eli Lilly), but additional SERMs are currently in development or being evaluated by the FDA for approval. SERM action on bone is mainly anti-resorptive, with less potency than the bisphosphonates, but SERMs still significantly reduce fractures in large clinical trials. A primary concern is the SERMs potential ability to affect tissues other than bone, due to the widespread occurrence and pleitrophic effects of sex steroid receptors. Endometrial safety and CNS related effects (e.g. hot flash occurrence) also remain issues with SERMs.
•	HRT was a common therapy among postmenopausal women for many years, as estrogen offers relief of many menopausal inconveniences in addition to its bone protecting effect. However, studies such as the Women’s Health Initiative, show that HRT use is associated with increased risk of breast cancer, cardiovascular disorders and other side effects. Since these studies have been published, there have been significant declines in the usage of HRT, and we believe it will play a much smaller role in the treatment and prevention of osteoporosis in the future. The class is dominated by Premarin (Wyeth).
•	Calcitonin is a natural hormone involved in the physiological maintenance of calcium homeostasis and regulation of skeletal metabolism. It decreases release of calcium by down-regulating the activity of the bone resorbing osteoclasts. Calcitonin is available in a nasal spray, but it is currently used in a relatively small proportion of the osteoporotic population. Although the effect of calcitonin on BMD is lower than those seen with HRT, SERMs, PTH and bisphosphonates, calcitonin has been reported to have some analgesic effects, which may be useful in patients with painful symptoms. Calcitonin has one of the best side effect profiles among currently approved treatments for osteoporosis, which probably is among the key rationale for its use in osteoporosis therapy. Widespread use in osteoporosis is hampered by the lack of clinical proof for fracture prevention.
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

To our knowledge, Protelos® is currently the only prescription pharmaceutical product containing ionic non-radioactive strontium, and thus is a relevant competitor for NB S101. We believe that NB S101 is in a superior dosage form (tablet vs. sachet) and that it may have a superior side-effect profile compared to Protelos, while having similar or better efficacy on the skeletal system. Since its introduction, quarterly sales of Protelos have increased to over $60 million (fourth quarter of 2008), reaching an annual level of nearly $250 million in 2008, an increase of over 20% year over year (2008 compared to 2007, as reported by IMS, an organization that tracks sales of prescription pharmaceutical products).
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
We have filed more than 25 individual patent applications that are pending worldwide. Three international patent applications filed on May 6, 2004 form the foundation of our patent portfolio, and the first of these patents was issued in Europe on October 18, 2006. These three patent applications claim water soluble strontium salts and methods of treatment using these salts, controlled release strontium salt compositions, and combinations of strontium salts and other agents. The three key patent applications and their primary claims are as follows:
•	PCT/DK2004/000328: “Water Soluble Strontium Salts for Use in the Treatment of Cartilage and/or Bone Conditions.” Claims are generally directed to water soluble strontium salts and the use of such formulations to treat metabolic bone diseases. The most notable clinical indication claimed in this application is osteoporosis, but several other metabolic bone diseases are also claimed. The application has entered the national/regional phase in the U.S., Japan, Australia, Canada and before the European Patent Organization, or EPO. The European application was granted as a patent on October 18, 2006. A divisional application in Europe containing broader claims is still pending. A continuation-in-part, or CIP, application based on PCT/DK2004/000328 was filed in the U.S. This CIP application contains additional data and is generally directed to compositions and methods for treating bone diseases using strontium salts including NB S101. In Australia ,Japan and Canada a request for examination has been filed.

•	PCT/DK2004/000327: “Combination Treatment with Strontium for the Prophylaxis and/or Treatment of Cartilage and/or Bone Conditions.” This application is generally directed to compositions containing strontium salts and one or more other active substances for the treatment of bone and/or cartilage disorders such as osteoporosis. The application has entered the national/regional phases in the U.S., Japan, Australia, Canada and before the EPO. In Australia,Japan and Canada a request for examination has been filed.

•	PCT/DK2004/000326: “Controlled Release Composition Containing a Strontium Salt.” This application is generally directed to controlled release formulations of strontium salts and uses for treating a broad variety of cartilage and/or bone diseases, including osteoporosis. The application has entered the national/regional phases in the U.S., Japan, Australia, Canada and before the EPO. In Australia, Japan and Canada a request for examination has been filed.
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
In July 2007 Intellectual Property Services, or IPS, filed an objection to our one issued patent with the EPO corresponding to PCT/DK2004/000328. We responded to the EPO in March 2008. One March 23, 2009, the Opposition Division of the EPO issued its decision rejecting the opposition. IPS is entitled to file a notice of appeal within two months of the Opposition Division’s decision. We cannot predict whether the IPS will appeal the decision, and, if so appealed, the final outcome of the opposition, which is likely to take several years to complete. However, regardless of the outcome of this opposition, the manufacture and use of our investigational drug NB S101 is the subject of other pending patent applications which would provide additional patent protection, if received.
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
We submitted the preclinical test results, together with manufacturing information and analytical data, to the FDA as part of an IND application. This IND must become effective before we begin human clinical trials in the United States. The IND automatically becomes effective 30 days after filing, unless the FDA raises questions about conduct of the trials outlined in the IND and imposes a clinical hold, in which case, we must resolve the matters with the FDA before beginning clinical trials. On May 7, 2008, we announced that our IND application was accepted by the FDA.
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
Employees
As of December 31, 2008 we had three full time employees based in our Virginia office.

Item 1A. Risk Factors.
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
We believe that our existing cash will only be sufficient to support our current operating plan through approximately the third quarter of 2009. This expectation is based on our current operating plan, which could change as a result of the above-described or other factors, and we may need additional funding sooner than expected. We will need to raise additional funds to support our future development programs, including completion of the clinical trials required to market our investigational drug if we do not enter into an agreement with a larger company to conduct these trials. Our funding requirements may change as a result of many factors, including delays in development activities, underestimates of budget items, unanticipated cash requirements, limitation of development of new potential products, future product opportunities with collaborators, future licensing opportunities and future business combinations. Consequently, we will need to seek additional sources of financing, which may not be available on a timely basis or terms favorable to us, if at all.
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
We have incurred significant net operating losses since our inception in 2003. To date, we have devoted significant financial resources to the research and development of our investigational drug NB S101. The only revenue we have received since our inception was from a related party in 2005. As a result, we recorded losses of $4.7 million for the year ended December 31, 2008 and $8.0 million for the year ended December 31, 2007, and our consolidated balance sheet had an accumulated deficit of approximately $22.5 million at December 31, 2008. We do not expect to generate any revenue from the sale of our NB S101 in the near term, and we expect to continue to have significant losses for the foreseeable future as we continue clinical development, seek to advance our product candidates closer to market, seek to expand our pipeline of research and development projects, implement additional internal systems and build our infrastructure.
To become profitable, we must develop and obtain regulatory approval for our product candidates and effectively manufacture, market and sell these product candidates. Accordingly, we may never generate significant revenues and, even if we do generate significant revenues, we may never achieve profitability in future periods.
Our independent public accounting firm has issued an opinion on our consolidated financial statements that states the consolidated financial statements were prepared assuming we will continue as a going concern.
As discussed in Note 1 to the consolidated financial statements, the Company has limited revenues and has experienced net losses and negative cash flows from operations since its inception through December 31, 2008 and expects such losses to continue as research and development programs continue. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
Government regulations in the U.S. and other countries have a significant impact on our business and affect research and development, manufacture and marketing of our product candidates. We will require FDA approval to commercialize our product candidates in the U.S. and approvals from similar foreign regulatory authorities to commercialize our product candidates outside the U.S. In order to obtain FDA approval of a product candidate, we must submit to the FDA an NDA demonstrating that the product candidate is safe for humans and effective for its intended use. This demonstration requires significant research and animal tests, which are referred to as pre-clinical studies, as well as human tests, which are referred to as clinical trials. Recently, the FDA has indicated that it will require an additional phase II trial and one large, well-controlled phase II trial, along with additional toxicology studies, to support approval of NB S101These studies will be time consuming, difficult and costly, and we cannot predict whether our efforts will result in any drugs that the FDA or other regulatory authorities consider safe and effective for humans or whether the FDA or other regulatory authorities will require pre-clinical or clinical trials. The FDA has substantial discretion in the drug approval process, and may refuse to accept our application or may deny approval. If the FDA does not accept or approve our application, it may require us to conduct additional pre-clinical testing or manufacturing studies and submit that data before it will reconsider our application, or require us to perform post-marketing studies. The approval process may also be delayed by changes in government regulation, future legislation, administrative action or changes in FDA policy that occur prior to or during our regulatory review. Delays in obtaining regulatory approvals will increase our operating expenses and delay the commercialization of our product candidates and our ability to derive product revenues from them.
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

In addition, we or the FDA may suspend our clinical trials at any time if it appears we are exposing participants to unacceptable health risks or if the FDA finds deficiencies in our IND submissions or the conduct of these trials.
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
Our ability to commercialize our drugs, alone or with collaborators, will depend in part on the extent to which reimbursement will be available from government and health administration authorities, private health maintenance organizations, health insurers, and other payers. Significant uncertainty exists as to the reimbursement status of newly approved healthcare products. Healthcare payers, including Medicare, routinely challenge prices charged for drugs. Government and other healthcare payers limit both coverage and reimbursement. Even if our product candidates are approved by the FDA, insurance coverage may not be available and reimbursement may be inadequate. If payors do not provide adequate coverage and reimbursement levels, the post-approval market acceptance of our products could be diminished, which would harm our business, financial condition and results of operations.
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
Recruiting and retaining qualified personnel will be critical to our success. We need to hire additional qualified personnel with expertise in pre-clinical testing, clinical research and testing, government regulation, formulation, manufacturing, and sales and marketing. Competition for such individuals is intense in our industry. We compete for qualified individuals with numerous biopharmaceutical companies, universities and other research institutions, some of which are more established than we are and have the ability to pay more cash compensation than we do. As a result, we cannot be certain that we will be able to recruit and retain qualified new hires or retain existing highly skilled employees, which could harm our business, financial condition and operating results.
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

In July 2007, Intellectual Property Services filed an objection to our one issued patent with the EPO. On March 23, 2009, the Opposition Division issued its decision rejecting the opposition. IPS is entitled to file a notice of appeal within two months of the Opposition Division’s decision. We cannot predict whether IPS will appeal the decision, and, if appealed, the final outcome of the opposition, which is likely to take several years to complete. In November 2007 the U.S. Patent and Trademark Office sent us a non-final rejection notice on our application entitled “Water soluble strontium salts for use in the treatment of cartilage and/or bone conditions.” In April 2008, we filed a response to the non-final rejection. In August 2008, we received a second non-final objection raising new issues. Although we believe we have addressed the issues raised by the examiner’s August 2008 non-final rejection by filing additional data in February 2009, this patent may never be issued.
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
Risk Related to Management
We rely on one key executive officer and scientific and medical advisors. Their knowledge of our business and technical expertise would be difficult to replace.
We are highly dependent on our limited number of employees to provide services to us, including our president and chief executive officer, Philip J. Young. We do not have “key person” life insurance policies for our chief executive officer. The loss of the technical knowledge and management and industry expertise of any of our key personnel could result in delays in product development, inability to obtain financing for our business, and diversion of management resources, which could adversely affect our operating results, our ability to obtain approval for our product candidates, or even our ability to continue operations as planned.
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

Risk Related to Common Stock
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
A significant number of shares of our common stock are subject to issuance upon exercise of outstanding warrants, which upon exercise would result in dilution to our security holders
As of December 31, 2008, we have issued outstanding warrants to purchase an aggregate of 2,255,392 shares of our common stock, 2,030,152 of which have an exercise price of $1.32 per share and 225,240 of which have an exercise proce of $1.03 a share. Although we cannot determine at this time which of these warrants will ultimately be exercised, it is reasonable to assume that such warrants will be exercised only if the exercise price is below the market price of our common stock. To the extent the warrants are exercised, additional shares of our common stock will be issued that will be eligible for resale in the public market, which will result in dilution to our security holders. The issuance of additional securities could also have an adverse effect on the market price of our common stock.
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
Anti-takeover provisions in our charter and by-laws and under Delaware law may make an acquisition of us or a change in our management more difficult, even if an acquisition or a management change would be beneficial to our stockholders.
Provisions in our charter and by-laws may delay or prevent an acquisition of us or a change in our management. Some of these provisions divide our board into three classes with only a portion of our directors subject to election at each annual meeting of stockholders, allow us to issue preferred stock without any vote or further action by the stockholders, provide that a special meeting of stockholders may be called only by resolutions adopted by our board of directors and prohibit stockholders from acting by written consent without a meeting. These provisions may prevent or delay a change in our board of directors or our management, which is appointed by our board of directors. In addition, because we are incorporated in Delaware, we will become subject to the provisions of Section 203 of the Delaware General Corporation Law upon the completion of this offering. Section 203 may prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us. These provisions in our charter, by-laws and under Delaware law could reduce the price that investors might be willing to pay for shares of our common stock in the future and result in the market price being lower than it would be without these provisions.

Our compliance with the Sarbanes-Oxley Act and SEC rules concerning internal controls may be time consuming, difficult and costly.
Under current requirements, our auditors will be required to audit the effectiveness of our internal controls for the first time when we file our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. It may be time consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by Sarbanes-Oxley in a manner adequate to withstand the rigors of an external audit, and due to our small size the proportion of costs we need to devote to comply with these requirements may be substantially greater than it is for other companies. If we are unable to maintain compliance with Sarbanes-Oxley’s internal controls requirements, or the audit of the effectiveness of our internal controls identifies new issues when the audit requirements become effective for us, we may not be able to obtain the independent accountant certifications that Sarbanes-Oxley Act requires publicly-traded companies to obtain.
Item 2. Properties.
We have one office location in Glen Allen, Virginia. Research and development activities are generally contracted to others under our supervision, and accordingly we do not have our own research and development facilities. The Glen Allen, Virginia location comprises approximately 1,500 square feet of office space, and the initial operating lease expired on December 31, 2008. The lease has been extended through December 31, 2009 with an increase in the monthly payments to $2,552.
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
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market for Common Equity
Our Common Stock trades on the OTC Bulletin Board under the symbol “OLGX”. Some quotation systems require the symbol to be entered as “OLGX.OB”. Prior to May 24, 2006, our predecessor was a non-operating shell company that traded under the symbol “CSMH” on the OTC Bulletin Board. No shares of our Common Stock traded between January 1, 2005 and June 30, 2006. The following table sets forth, for the periods indicated, the quarterly high and low trading prices of our common stock as reported on the OTC Bulletin Board for the past three fiscal years. The trading prices reflect the prices prior to and after the merger transaction on May 24, 2006. The trading prices prior to April 13, 2006 have been adjusted to reflect a one-for-three reverse split which occurred on April 13, 2006.

	High		Low

Fourth Quarter 2008	$0.75		$0.09
Third Quarter 2008	$0.95		$0.62
Second Quarter 2008	$1.20		$0.91
First Quarter 2008	$1.60		$1.10

Fourth Quarter 2007	$2.60		$0.90
Third Quarter 2007	$1.27		$0.88
Second Quarter 2007	$1.25		$0.80
First Quarter 2007	$1.30		$0.90

Fourth Quarter 2006	$1.45		$0.85
Third Quarter 2006	$1.60		$1.20
Second Quarter 2006	$1.05	*	$1.05	*
First Quarter 2006	$1.05	*	$1.05	*

*	These prices represent the most recent trade, which was for 5,000 shares at $0.35 per share on December 31, 2004 (before the Castle & Morgan reverse split, after the reverse split the trade would be adjusted to 1,667 shares at $1.05).

As of March 11, 2009, there were approximately 61 holders of record of our Common Stock.
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

							For the period from
							June 16, 2003
	For the years ended December 31,						(inception) through
Statement of Operations Data	2008	2007	2006	2005	2004	2003	December 31, 2008
	(in thousands, except per share data)

Revenue	$—	$—	$—	$750	$—	$—	$750

Operating expenses:

Research and development	1,756	4,594	2,159	1,966	828	131	11,434
General and administrative	3,049	3,745	2,929	1,996	655	117	12,491

Total operating expenses	4,805	8,339	5,088	3,962	1,483	248	23,925

Loss from operations	(4,805)	(8,339)	(5,088)	(3,212)	(1,483)	(248)	(23,175)

Interest income	144	302	230	16	12	2	706

Net loss	$(4,661)	$(8,037)	$(4,858)	$(3,196)	$(1,471)	$(246)	$(22,469)

Net loss per share	$(0.17)	$(0.35)	$(0.29)	$(0.34)	$(0.23)	$(0.08)	—

	As of December 31,
Balance Sheet Data	2008	2007	2006	2005	2004	2003
	(in thousands)
Cash, cash equivalents and short-term investments	$4,384	$4,145	$6,200	$571	$249	$797

Working capital	3,772	2,999	5,788	936	107	712

Total assets	4,500	4,345	6,542	1,624	339	810

Stockholders’ equity	3,777	3,008	5,797	943	117	748

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Special Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements included in this Annual Report, other than statements that are purely historical, are forward-looking statements. Words such as “anticipate,” “contemplate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” “will,” “will continue to be,” or the negative of foregoing and similar expressions regarding beliefs, plans expectations or intentions regarding the future also identify forward-looking statements. Forward-looking statements in this Annual Report include, without limitation:
•	The statements in “Item 1. Business” regarding our strategies, beliefs, plans, expectations, anticipations and intentions including (1) the commercial attractiveness of strontium malonate compared to other treatments for osteoporosis; (2) meeting with the FDA and EMEA to gain approval to conduct larger phase III clinical studies in connection with NB S101; (3) exploring the possibility of developing a strontium product for non-osteoporosis indications; (4) the submission of a full safety and toxicology package for NB S101; (5) the improved bioavailability of NB S101 is due to the different anion to the strontium; (6) the benefits of NB S101 compared to the current therapies and its potential to be a leading treatment for osteoporosis; (7) the strontium class of pharmaceuticals provides a valuable alternative to existing prophylactic and therapeutic treatment options for osteoporosis; (8) the success of NB S101 will depend in part on our ability to achieve market share at the expense of existing, established products, to leverage favorably with future products in development and to grow new or existing markets; and (9) NB S101 is in a superior dosage form and it may have a superior side-effect profile compared to Protelos, while having similar or better efficacy on the skeletal system;
•	The statements in “Item 1. Business” regarding our strategies, beliefs, plans, expectations, anticipations and intentions including (1) expanding our current product pipeline by internal development, acquisitions and/or in licensing of additional product candidates; (2) future phase III human clinical trials will include measuring the effect of NB S101 on bone fracture reduction; (3) using the preclinical package, phase I studies, phase II studies and phase III studies for registration in both the U.S. and Europe; (4) conducting more preclinical studies for one or more non-osteoporosis indications in the near future; and (5) the external performance of clinical studies in collaboration with suitable CROs and academic research institutions;
•	The statements in “Item 1. Business” regarding our strategies, beliefs, plans, expectations, anticipations and intentions including (1) the primary objective of a phase III study will be to evaluate the ability of NB S101 to prevent incident vertebral fracture; (2) the types of data on we will collect during various studies; (3) continuing analysis of all data available on strontium, NB S101 specifically, and potentially competing drugs in development will increase our knowledge in the field, and may lead to our modifying our current development strategy; (4) carrying out an additional phase I study addressing and quantifying the effect of food and calcium intake on absorption of NB S101; and (5) discussing with U.S. and European regulators whether the significant increases in BMD that we observed in the phase II trial will be sufficient to allow us or a collaborator to immediately enter phase III testing, or whether a longer duration BMD study would be required;

•	The statements in “Item 1. Business” regarding our strategies, beliefs, plans, expectations, anticipations and intentions including (1) the increase in osteoporosis prevalence in the Western population ages in the coming decades; (2) better treatments will lead to a higher percentage of patients on medication; (3) the continued growth of the osteoporosis treatments as the population grows older and lives longer; (4) the future impact on the market due to patients with osteoporosis not complying with their prescribed treatments due to the adverse side effects; (5) one possible way to achieve net bone growth is by positively uncoupling bone resorption and formation; and (6) HRT’s role in the treatment and prevention of osteoporosis in the future;
•	The statements in “Item 1. Business” regarding our strategies, beliefs, plans, expectations, anticipations and intentions including (1) approval of our NDA will require a full development program complying with FDA guidelines; (2) collaborating with a major global pharmaceutical company with experience marketing products to physicians that commonly prescribe treatments for osteoporosis; (3) retaining the internal core competency required for design, planning, supervision and interpretation of the clinical studies;
•	The statements in “Item 1. Business” regarding our strategies, beliefs, plans, expectations, anticipations and intentions including (1) granting licenses to large, regional pharmaceutical companies that have capability to market the product adequately in their respective territories; (2) our ability to develop our strontium salts for the treatment of metabolic bone diseases such as osteoporosis; (3) the likelihood that Aditech will not develop products that are licensed from us; and (4) submitting the preclinical test results, together with manufacturing information and analytical data, to the FDA as part of an IND in the near future.
•	The statements in “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” that we currently intend to retain any earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future;
•	The statements in this “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our strategies, beliefs, plans, expectations, anticipations and intentions including (1) our ability to convert our short-term investments into cash; (2) our plans to continue to acquire and develop products and to either develop the resources to market these products in selected world regions or out-license marketing rights to larger pharmaceutical companies; (3) our currently available existing resources will provide liquidity to fund our planned operations to approximately the end of the third quarter of 2009; and (4) our plan to follow the recent phase II clinical trial with a larger phase II and/or phase III clinical trial that we estimate will take at least two years to complete.
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

We account for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods, or Services.” As a result, the non- cash charge to operations for non-employee options with vesting or other performance criteria is affected each reporting period by changes in the estimated fair value of our common stock. The two factors which most affect these changes are the fair value of the common stock underlying stock options for which stock-based compensation is recorded and the volatility of such fair value. If our estimates of the fair value of these equity instruments change, it would have the effect of changing compensation expenses.
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
Recently Adopted or Issued Accounting Pronouncements
On January 1, 2008 we adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” or SFAS 157, which clarifies and prioritizes methods for measuring fair value under generally accepted accounting principles. The assets and liabilities measured at fair value under SFAS 157 in 2008 did not have a material impact on our consolidated financial statements.
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
Important Developments
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

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006:
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
Research and development expenses, and the changes compared to the previous year, were as follows:

			Increase/(Decrease) Compared to
For the Years Ended December 31,			Previous Year
2008	2007	2006	2008	2007

$ 1,756,000	$4,594,000	$2,159,000	$(2,838,000)	$2,435,000
			-62%	+113%
Research and development expenses decreased significantly in 2008 compared to 2007 because of the completion of our human phase II clinical trial in November 2007. While the phase II clinical trial was underway substantially all of our research and development costs were related to this study. For the 2008 period, our research and development costs consisted primarily of costs paid to outside medical advisors and consultants assisting us with formatting the preclinical and clinical trial documentation in a manner that is designed to meet the quality requirements of the FDA, completion of documentation regarding drug manufacturing and quality specifications for NB S101, manufacturing additional investigational drug product, costs related to the preparation and filing of an IND filing with the FDA, and planning the next human clinical trial. In addition, during the 2008 period we received a refund related to a disagreement with a vendor for the amount they charged us for certain clinical trial costs incurred earlier.
Research and development expenses more than doubled in 2007 compared to 2006. The increase was primarily related to our human phase II clinical trial of NB S101 which was started in late 2006 and continued throughout most of 2007 until we reported the results in November 2007. The phase II clinical trial costs included expenditures incurred by the physicians treating the patients being evaluated for and enrolled into the trial, expenditures by a contract research organization that assisted us with the oversight of the trial, and costs to acquire, manufacture and package the drug products that were being used. Conducting the trial and subsequently analyzing the results occupied substantially all of our research and development resources during 2007.
We expect that our costs for 2009 will continue to include planning for a phase III clinical trial, additional manufacturing and quality work on the drug product, consultants and medical advisors, and potentially smaller human and/or animal studies of NB S101 as we continue preparing for a larger trial.
General and Administrative Expenses
General and administrative expenses include compensation expense for personnel not directly involved in research and development activities, management and other administrative personnel costs, insurance and accounting, legal and patent expenses.
General and administrative expenses, and the changes compared the previous year, were as follows:

			Increase/(Decrease) Compared to
For the Years Ended December 31,			Previous Year
2008	2007	2006	2008	2007

$ 3,049,000	$3,745,000	$2,929,000	$(696,000)	$816,000
			-19%	+28%

General and administrative expenses decreased $696,000 in 2008 compared to 2007 largely due to severance payments that were made in 2007 to the former chief executive officer of the Company did not recur in the 2008 period and a decrease in staffing from four full time equivalents in 2007 to three in 2008.
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
We expect general and administrative expenses for 2009 to decrease modestly compared to the amounts incurred during the 2008 as we consolidated our operations to a single location during 2008.
Interest Income
Interest income decreased by $158,000, to $144,000 in 2008 compared to 2007. The lower interest income in 2008 was due to lower average interest rates earned on our cash and short-term investment balances and lower average cash and short-term investments balances. Interest income was $302,000 in 2007, an increase of $72,000 from 2006. The increase was a result of higher average cash and short-term investment balances for 2007 as compared to 2006, partially offset by lower interest rates received in 2007.
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
In measuring liquidity, we do not distinguish between cash and short-term investments because all of our short-term investments are available-for-sale and we believe they can readily be converted to cash if needed. The following table summarizes our cash, cash equivalents and short-term investments, and our working capital available to fund our operations:

	December 31,	December 31,
	2008	2007
Cash, cash equivalents and short-term investments	$4,384,000	$4,145,000
Working capital	3,771,000	2,999,000
The increase in our cash, cash equivalents and short-term investments of $239,000 during 2008 was due to additional funds raised through the sale of common stock and warrants, offset by cash used in operations to fund the continuing development of NB S101, our investigational drug for osteoporosis, which included manufacturing and quality specifications, preparation and completion of an IND application with the U.S. Food and Drug Administration, and payment of 2007 clinical trial expenses which became due during the first part of 2008. Uses of cash, cash equivalents and short-term investments also included the general and administrative expenses of operating a public company. We have experienced net losses from our inception through December 31, 2008, and we expect losses to continue as we further our research and development programs.

In April 2008, we completed a sale of common stock and warrants to purchase common stock for net proceeds of $5,150,000. After this financing, we expect our cash and cash equivalents to fund our planned operations through approximately the third quarter of 2009. It is possible that we will consume available resources more rapidly than currently anticipated, resulting in the need for funding prior to the third quarter of 2009. If adequate funds are not available, we may be required to significantly reduce, refocus or cease our operations, or to obtain funds through arrangements that may require us to relinquish rights to NB S101, which could have a material adverse affect on the price of our common stock.
Our working capital increased by $772,000 during 2008, which is greater than the increase in cash and short-term investments as accrued expenses decreased significantly after payment of the 2007 expenses of the completed phase II clinical trial of NB S101 during the first part of 2008
PLAN OF OPERATION
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
We believe that our currently available existing resources will provide liquidity to fund our planned operations to approximately the end of the third quarter of 2009. Because the business of developing pharmaceutical products is time-consuming and expensive, and NB S101, our most advanced investigational drug, still must complete pivotal human clinical trials before it can be marketed, we will require additional financial resources to carry out our business strategy. We plan to follow the recent phase II clinical trial with a larger phase II and/or phase III clinical trial that we estimate will take at least two years to complete. After or possibly concurrent with the next clinical trial, either one or two similar or potentially larger phase III trials will be required. We may license the rights to NB S101 to a larger company before any of the clinical trials are complete, or we may choose to retain all rights ourselves without entering into a license or collaborative agreement. If the results of the clinical trials are positive, we plan to seek approval for NB S101 throughout the world, either on our own or in collaboration with a larger pharmaceutical company that has more financial resources than we do.
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
Item 8. Financial Statements and Supplementary Data.
OSTEOLOGIX, INC.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A(T). Controls and Procedures.
Under the supervision and with the participation of our management, including our principal executive officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report, or the Evaluation Date. Based on this evaluation, our principal executive officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission (SEC) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to us, including our consolidating subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.
There were no changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.
Management’s Annual Report on Internal Control over Financial Reporting. We are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our principal executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control Over Financial Reporting — Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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
Based on our evaluation under the framework in Internal Controls — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.
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

3.1	Articles of Incorporation, as amended (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-KSB filed on March 27, 2007 (the “2007 Form 10-K”)).
3.2	Amended and Restated Bylaws of Osteologix, Inc. (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-QSB filed for the quarter ended September 30, 2006).
4.1	Form of Warrant, dated as of June 4, 2007 (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on June 7, 2007 (the “June 7, 2007 Form 8-K”)).
10.1	Subscription Agreement, dated as of May 24, 2006 (incorporated herein by reference to Exhibit 10.2 to the May 31, 2006 Form 8-K).
10.2	Registration Rights Agreement, dated as of May 24, 2006 (incorporated herein by reference to Exhibit 10.3 to the May 31, 2006 Form 8-K).
10.3	Patent License Agreement between Osteologix A/S and Aditech Pharma AB dated November 30, 2005 (incorporated herein by reference to Exhibit 10.3 to the 2007 Form 10-K).
10.4	Osteologix, Inc. Equity Incentive Plan (incorporated herein by reference to Exhibit 10.5 to the 2007 Form 10-K). *
10.5
Employment Agreement between Osteologix, Inc. and Philip J. Young dated as of April 3, 2007 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 3, 2007 (the “April 3, 2007 Form 8-K”)). *

10.6
Amendment to Employment Agreement between Osteologix, Inc. and Philip J. Young dated as of December 12, 2007. (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-KSB filed on March 25, 2007 (the “2008 Form 10-K”)).*

10.7
Employment Agreement between Osteologix, Inc. and Matthew M. Loar dated as of September 14, 2007 (incorporated herein by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-QSB filed on November 14, 2007). *

10.8
Amendment to Employment Agreement between Osteologix, Inc. and Matthew M. Loar dated as of December 12, 2007. (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-KSB filed on March 25, 2007 (the “2008 Form 10-K”)).*

Exhibit Number	Description
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
10.13
Consulting Agreement, dated as of September 19, 2007 by and between the Registrant and Stephen Christgau, the Registrant’s former Chief Operating Officer (incorporated herein by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form-10QSB filed on November 14, 2007). *

10.14
Securities Purchase Agreement, dated as of March 27, 2008, by and among the Registrant and the purchasers named on the signature page thereto (incorporated herein by reference to Exhibit 10.1 to the March 27, 2008 Form 8-K).

10.15	Registration Rights Agreement entered into on March 27, 2008 by and among the Registrant and Holders named therein (incorporated herein by reference to Exhibit 10.2 to the March 27, 2008 Form 8-K).
10.16	Form of Warrant, dated as of March 27, 2008 (incorporated herein by reference to Exhibit 10.3 to the March 27, 2008 Form 8-K).
10.17	Letter Agreement, dated April 15, 2008, by and between the Registrant and Matthew M. Loar (incorporated herein by reference to Exhibit 10.1 to the April 15, 2008 Form 8-K).
10.18	Amendment No. 2 to Employment Agreement by and Between Osteologix, Inc. and Philip J. Young, dated June 5, 2008 (incorporated herein by reference to Exhibit 10.1 to the June 5, 2008 Form 8-K).
21.1	Subsidiary List.
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
32.1	Certifications of Chief Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

*	management contract or compensatory plan or arrangement.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OSTEOLOGIX, INC. Principal Executive Officer:
Date: March 31, 2009	By:	/s/ Philip J. Young
		Name:	Philip J. Young
		Title:	President and Chief Executive Officer

Principal Financial and Accounting Officer:
Date: March 31 2009	By:	/s/ Philip J. Young
		Name:	Philip J. Young
		Title:	Chief Financial Officer
POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Philip J. Young as his true and lawful attorney-in-fact, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact or his substitute, each acting alone, may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Klaus Eldrup-Jørgensen Klaus Eldrup-Jørgensen	Chairman of the Board of Directors	March 31, 2009

/s/ Philip J. Young Philip J. Young	President, Chief Executive Officer, Chief Financial Officer, and Director	March 31, 2009

/s/ Jeremy Curnock Cook Jeremy Curnock Cook	Director	March 31, 2009

/s/ Christian Hansen Christian Hansen	Director	March 31, 2009

/s/ Bobby W. Sandage, Jr. Bobby W. Sandage, Jr.	Director	March 31, 2009

/s/ Florian Schönharting Florian Schönharting	Director	March 31, 2009

/s/ Christopher B. Wood Christopher B. Wood	Director	March 31, 2009

Osteologix, Inc.
Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2008 and 2007	F-3

Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006 and for the period from June 16, 2003 (Inception) through December 31, 2008	F-4

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss for the period from June 16, 2003 (Inception) through December 31, 2008	F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006 and for the period from June 16, 2003 (Inception) through December 31, 2008	F-7

Notes to the Consolidated Financial Statements	F-8

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of:
Osteologix, Inc.
We have audited the accompanying consolidated balance sheets of Osteologix, Inc. (the “Company”), a development stage company, as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2008, and for the period from June 16, 2003 (inception) through December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
We were not engaged to examine management’s assertion about the effectiveness of Osteologix, Inc.’s internal control over financial reporting as of December 31, 2008 included in the Company’s Item 9A(T) “Controls and Procedures” in the Annual Report on Form 10-K and, accordingly, we do not express an opinion thereon.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Osteologix, Inc. as of December 31, 2008 and 2007 and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, and for the period from June 16, 2003 (inception) through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.
The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has limited revenues and has experienced net losses and negative cash flows from operations since its inception through December 31, 2008 and expects such losses to continue as research and development programs continue. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Weinberg & Company, P.A.
Los Angeles, California
March 17, 2009

Osteologix, Inc.
(a development stage company)
Consolidated Balance Sheets
(in thousands, except per share amounts)

	December 31,	December 31,
	2008	2007

Assets
Current assets:
Cash and cash equivalents	$2,996	$2,872
Short-term investments	1,388	1,273
Prepaid expenses and other assets	111	191

Total current assets	4,495	4,336

Equipment, net	5	9

Total assets	$4,500	$4,345

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$575	$1,059
Accrued liabilities	148	278

Total current liabilities	723	1,337

Commitments and contingencies
Stockholders’ Equity
Preferred stock, $0.0001 par value, 1,000 shares authorized; none issued or outstanding at December 31, 2008 and 2007	—	—
Common stock, $0.0001 par value, 100,000 shares authorized; 29,142 shares issued and outstanding at December 31, 2008, 24,989 shares issued and outstanding at December 31, 2007	3	2
Additional paid-in capital	26,435	20,946
Accumulated other comprehensive loss	(192)	(132)
Deficit accumulated during development stage	(22,469)	(17,808)

Total stockholders’ equity	3,777	3,008

Total liabilities and stockholders’ equity	$4,500	$4,345

See accompanying notes to consolidated financial statements.

Osteologix, Inc.
(a development stage company)
Consolidated Statements of Operations
(in thousands, except per share amounts)

				For the Period from
				June 16, 2003
	For the Years Ended December 31,			(Inception) through
	2008	2007	2006	December 31, 2008

Contract revenue from related party	$—	$—	$—	$750

Operating expenses:
Research and development	1,756	4,594	2,159	11,434
General and administrative	3,049	3,745	2,929	12,491

Total operating expenses	4,805	8,339	5,088	23,925

Loss from operations	(4,805)	(8,339)	(5,088)	(23,175)

Interest income, net	144	302	230	706

Net loss	$(4,661)	$(8,037)	$(4,858)	$(22,469)

Net loss per common share, basic and diluted	$(0.17)	$(0.35)	$(0.29)

Weighted average number of common shares outstanding — basic and diluted	27,891	23,275	16,872

See accompanying notes to consolidated financial statements.

Osteologix, Inc.
(a development stage company)
Consolidated Statement of Stockholders’ Equity and Comprehensive Loss
For the Period From June 16, 2003 (Inception) through December 31, 2008
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

Osteologix, Inc.
(a development stage company)
Consolidated Statement of Stockholders’ Equity and Comprehensive Loss
For the Period From June 16, 2003 (Inception) through December 31, 2008
(in thousands, except per share amounts)

					Deficit
				Accumulated	Accumulated
			Additional	Other	During the	Total
	Common Stock		Paid-In	Comprehensive	Development	Stockholders’
	Shares	Amount	Capital	Loss	Stage	Equity
Balance at December 31, 2007	24,989	$2	$20,946	$(132)	$(17,808)	$3,008

Issuance of common stock and warrants for cash of $1.32 per share in private placement in April 2008, net of issuance costs	4,030	1	5,149	—	—	5,150
Stock issued in lieu of cash for services	123	—	123	—	—	123
Stock based compensation expense	—	—	217	—	—	217
Comprehensive loss:
Net loss for the period	—	—	—	—	(4,661)	(4,661)
Unrealized loss on short-term investments	—	—	—	(1)	—	(1)
Foreign currency translations	—	—	—	(59)	—	(59)

Total comprehensive loss						(4,721)

Balance at December 31, 2008	29,142	$3	$26,435	$(192)	$(22,469)	$3,777

See accompanying notes to consolidated financial statements.

Osteologix, Inc.
(a development stage company)
Consolidated Statements of Cash Flows
(in thousands)

				For the Period from
				June 16, 2003
	For the Years Ended December 31,			(Inception) through
	2008	2007	2006	December 31, 2008
Operating activities
Net loss	$(4,661)	$(8,037)	$(4,858)	$(22,469)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	20	8	5	39
Loss on disposal of equipment	1	2	—	3
Issuance of stock in lieu of cash for services	123	170	—	293
Stock based compensation	217	184	508	909
Changes in operating assets and liabilities:
Receivable from related party	—	—	750	—
Prepaid expenses and other current assets	81	142	(37)	(111)
Accounts payable	(484)	459	119	575
Accrued liabilities	(131)	133	(55)	148

Net cash used in operating activities	(4,834)	(6,939)	(3,568)	(20,613)

Investing activities
Purchases of short-term investments	(13,563)	(6,873)	(6,547)	(26,985)
Sales and maturities of short-term investments	13,448	11,317	830	25,597
Purchases of equipment	(17)	(10)	(7)	(46)

Net cash provided by (used in) investing activities	(132)	4,434	(5,724)	(1,434)

Financing activities
Net proceeds from issuance of common stock	5,149	4,970	9,256	25,235

Effect of exchange rates on cash and cash equivalents	(59)	(74)	(54)	(192)

Net increase/(decrease) in cash and cash equivalents	124	2,391	(90)	2,996

Cash and cash equivalents at beginning of period	2,872	481	571	—

Cash and cash equivalents at end of period	$2,996	$2,872	$481	$2,996

See accompanying notes to consolidated financial statements.

Osteologix, Inc.
(a development stage company)
Notes to Consolidated Financial Statements
December 31, 2008
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
The consolidated financial statements have been prepared assuming the Company will continue as a going concern. Osteologix has experienced net losses and negative cash flows from operations since its inception and expects its losses to continue as the Company furthers its research and development programs. The Company’s management believes that its current cash and short-term investments will enable it to continue planned operations only into the third quarter of 2009. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to raise additional capital in order to fund is operations, and therefore believes it is appropriate for the consolidated financial statements to be prepared on a going concern basis. The consolidated financial statements do not contain any adjustments that may be required if Osteologix is unable to continue as a going concern.
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
Concentration of Credit and Other Risks and Uncertainties
Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of cash, cash equivalents and short-term investments. The Company’s cash and cash equivalents are generally invested in deposit accounts or money market accounts with U.S and Danish banks, and deposits may exceed the amount covered by insurance for loss. As of December 31, 2008 and 2007, the Company’s uninsured cash totaled $74,000 and $174,000, respectively, and the Company’s uninsured money market accounts and cash equivalents totaled $4,083,000 at December 31, 2008. The Company’s money market accounts, cash equivalents and short-term investments are invested in high quality government or corporate debt securities, and, other than U.S. Government securities, the Company limits its exposure to any single corporation to no more than 5% of its debt security portfolio.
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

Impairment of Long-Lived Assets
The Company reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when future estimated undiscounted cash flows expected to result from use of the asset, and its eventual disposition, are less than the carrying amount of the asset. The impairment loss would be based on the excess of the carrying value over its respective fair value. Through December 31, 2008, the Company has not recorded any impairment losses.
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
Net Loss per Share and Anti-dilutive Securities
Net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period. During the years ended December 31, 2008, 2007 and 2006, potentially dilutive options and warrants to purchase common stock aggregating 3,705,000, 4,656,000 and 2,129,000 shares, respectively, were outstanding and not considered in the loss per share computation because their effect would have been antidilutive.
Recent Accounting Pronouncement Issued and Adopted by the Company
On January 1, 2008 we adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” or SFAS 157, which clarifies and prioritizes methods for measuring fair value under generally accepted accounting principles. The assets and liabilities measured at fair value under SFAS 157 in 2008 did not have a material impact on our consolidated financial statements.
Recent Accounting Pronouncements Issued and Not Yet Adopted by the Company
In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” or SFAS 162. This standard reorganizes the GAAP hierarchy in order to improve financial reporting by providing a consistent framework for determining what accounting principles should be used when preparing U.S. GAAP financial statements. SFAS 162 is scheduled to become effective 60 days after the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to Interim Auditing Standard, AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company is currently evaluating the impact, if any, this new standard will have on its financial position and results of operations.

2. Short-Term Investments
The Company invests funds that are not required for immediate operating needs primarily in a diversified portfolio of debt securities which are classified as short-term investments on the balance sheet. Management determines the appropriate classification of these marketable debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. As of December 31, 2008, all marketable securities are classified as available-for-sale. These securities are stated at their estimated fair value based upon market quotes. Unrealized gains and losses are included in accumulated other comprehensive loss. The cost of securities sold is based on the specific identification method. The Company has not experienced any significant losses on its investments.
As of December 31, 2008 all of the Company’s short-term investments had maturity dates of less than one year. The components of short-term investments were as follows:

	December 31,	December 31,
	2008	2007

Corporate securities	$1,138	$968
Municipal obligations	—	305
U.S. government securities	250	—

	$1,388	$1,273
The fair value of corporate securities included immaterial unrealized losses. Realized gains and losses on sales of the Company’s short-term investments have not been material.
3. Prepaid Expenses and Other Assets
The components of prepaid expenses and other assets are as follows:

	December 31,	December 31,
	2008	2007

Danish value-added tax (VAT) receivable	$56	$86
Prepaid expenses and deposits	55	105

	$111	$191

4. Equipment
Equipment primarily consists of computer equipment and an ultra-cold freezer. As of December 31, 2008 and 2007, accumulated depreciation on equipment aggregated $35,000 and $19,000, respectively.
5. Commitments and Contingencies
The Company had noncancelable operating leases with initial terms in excess of 12 months for the San Francisco, California and Glen Allen, Virginia corporate offices which expired on December 31, 2008. The Glen Allen, Virginia lease has been extended through December 31, 2009. The San Francisco office was closed during 2008. At December 31, 2008, future minimum payments required under the lease aggregate $31,000, which is all due in 2009. Total rental expense was $73,000, $124,000 and $81,000 for the years ended December 31, 2008, 2007 and 2006, respectively.
The Company has an employment agreement in place with its President and Chief Executive Officer which in addition to salary requires the Company to pay the premium on certain life insurance policies, an automobile allowance and automobile operating expenses and disability insurance coverage based on salary. If the CEO’s employment is terminated under certain circumstances as specified in his employment agreement he may be entitled to nine months continued salary and benefits.
The Company, as permitted under Delaware law and in accordance with its Bylaws, has agreed to pay certain expenses and indemnify its officers and directors, subject to certain limits, if the officer or director becomes involved in a lawsuit or other proceeding arising from his service to the Company. The maximum amount of potential future indemnification is unlimited. The Company has a director and officer insurance policy that may enable the Company to recover a portion of any future amounts paid under the Company’s indemnity obligations. The Company believes that the fair value of its obligations under its indemnification commitments is minimal and at present no claims are being asserted against the Company for indemnification under these obligations. Accordingly, the Company has not recognized any liabilities relating to these obligations as of December 31, 2008.

6. Stockholders’ Equity
Preferred Stock
The Company is authorized, subject to limitations prescribed by Delaware law, to issue preferred stock and to fix the rights, preferences and privileges of the preferred stock. As of December 31, 2008, no shares of preferred stock have been issued.
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
In June 2007, Osteologix completed the sale of 3,825,000 shares of its common stock to a group of investors, including Nordic Biotech K/S, at a price of $1.32 per share, for gross proceeds of $5,050,000. Net proceeds were $4,970,000 after issuance costs. As part of the transaction, the Company issued each investor a warrant to purchase one share of common stock for every two shares of common stock purchased in the placement, and an aggregate of 1,913,000 warrants were issued. The warrants had an exercise price of $1.20 per share and expired on August 31, 2008.
In April, 2008, Osteologix completed the sale of 4,030,000 shares of common stock to a group of investors, including Nordic Biotech K/S, at a price of $1.32 per share, for gross proceeds of $5,320,000. Net proceeds were $5,150,000 after issuance costs. As part of the transaction, the Company issued 2,030,000 warrants. The warrants have an exercise price of $1.32 per share and expire on September 30, 2009.
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
In 2006, the Castle & Morgan Holdings, Inc. board of directors adopted the 2006 Equity Incentive Plan (the “2006 Stock Option Plan”) which provides for the issuance of incentive and nonqualified stock options to employees and independent consultants at or above the fair market value on the date of grant. The 2006 Stock Option Plan was ratified by the Company’s stockholders in 2007. A total of 2,400,000 shares have been reserved for issuance under the 2006 Stock Option Plan. As of December 31, 2008, there were 1,300,000 shares available for future issuance under the 2006 Stock Option Plan.

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
As of December 31, 2008, the outstanding stock options and warrants were comprised as follows:

Warrants converted from Osteologix A/S Equity Plan	225
Options granted under the 2006 Stock Option Plan	1,100
Warrants issued as part of April 2008 common stock sale	2,030
Options granted under the director compensation program	350

Total outstanding options and warrants for which stock-based compensation expense has been recognized	3,705

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
Since the date of the merger transaction in 2006, Osteologix has issued options to purchase its common stock to officers, employees and directors. The following were the weighted average assumptions used to value the Company’s stock options and warrants:

	Options Granted During the
	Years Ended December 31
	2008	2007

Expected volatility	69%	70%
Expected term	6.1years	6.1years
Risk-free interest rate	3.3%	4.6%
Dividend yield	0.0%	0.0%

Weighted-average fair value of options	$0.93	$0.64

The expected volatility was determined by the Company based on the historical volatility of Osteologix and comparable companies. The expected term was determined as the mean of the weighted average term to vesting and the expiration date of the option. The risk-fee interest rate was based upon the U.S. Treasury yield for expected life of the Company’s stock options on the date of grant. The dividend rate was based on the Company’s projections that show it will not be able to pay dividends for the foreseeable future. As share-based compensation expense for stock options is based on awards ultimately expected to vest, the share-based compensation expense related to stock options issued has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from those estimated. In 2008, the Company estimated the expected forfeiture rate at 15%.
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

In addition to the assumptions used to estimate the value of stock-based compensation, the actual stock price and the option exercise price at the time of grant will also have a significant impact on the valuation of the stock options. The stock options granted during 2008 all had exercise prices of $1.45 per share (with stock prices at the time of grant equaling $1.45), vesting periods of four years, and expiration dates ten years from the date of grant. The stock options granted during 2007 all had exercise prices of $1.20 per share (with stock prices at the time of grant ranging from $0.98 to $1.18), vesting periods of four to approximately four and one-half years, and expiration dates ten years from the date of grant. The stock options granted in 2006 included exercise prices ranging from $1.00 to $1.50 per share (with stock prices at the time of grant ranging from $1.00 to $1.30), vesting periods of up to four years and expiration dates ten years from the date of grant.
Stock option and warrant transactions for the years 2006 through 2008 are summarized as follows:

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Outstanding at December 31, 2005	979	1.03
Granted or modified	2,279	1.18
Canceled	(1,129)	1.05

Outstanding at December 31, 2006	2,129	1.18
Granted	1,150	1.20
Forfeited	(477)	1.17
Expired	(58)	1.20

Outstanding at December 31, 2007	2,744	1.19
Granted	2,130	1.33
Forfeited	(1,169)	1.20

Outstanding at December 31, 2008	3,705	$1.26
The following table summarizes information about stock options and warrants outstanding and exercisable as of December 31, 2008:

		Weighted		Weighted
		Average		Average
	Number	Remaining		Remaining
	Of Options	Contractual	Number	Contractual
Exercise Price	Outstanding	Life (Years)	Exercisable	Life (Years)

$1.00 – $1.03	250	5.3	238	5.1
$1.20	1,325	8.3	577	8.2
$1.32	2,030	0.8	2,030	0.8
$1.45	100	9.0	24	9.0

	3,705	3.9	2,869	2.7
The weighted average exercise price for options that were exercisable at December 31, 2008 was $1.16. There were options for 1,367,000 and 958,000 shares exercisable at December 31, 2007 and 2006, respectively. The weighted average exercise price for the 836,000 unvested options at December 31, 2008 was $1.22 per share, with an average grant date fair value of $0.66. The weighted average exercise price for the 1,377,000 unvested options at December 31, 2007 was $1.26 per share, with an average grant-date fair value of $0.68.
The aggregate intrinsic value of the options and warrants outstanding as of December 31, 2008 was $0, and the aggregate intrinsic value of the options and warrants that were exercisable was $0, based on a closing stock price of $.09.
The 2008 stock-based compensation expense of $217,000 includes $24,000 related to stock options granted during 2008 and $193,000 related to stock options and warrants granted prior to 2007. The 2007 stock-based compensation expense of $184,000 includes $92,000 related to stock options and warrants modified or granted during 2007 and stock-based compensation expense of $92,000 related to stock warrants granted prior to 2007. As of December 31, 2008, the total unrecognized expense for unvested stock warrants and options is $555,000, which will be expensed over the remaining weighted-average vesting period of 2.8 years. The Company recorded no income tax benefits for share-based compensation arrangements for the year ended December 31, 2008 because the Company has cumulative operating losses for which a valuation allowance has been established.

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
8. Income Taxes
The Company is subject to income taxes in the United States and in Denmark based on its operations in each country. The losses for each country are as follows:

	For the Years Ended December 31,
	2008	2007	2006

United States	$(4,209)	$(3,160)	$(1,719)
Denmark	(452)	(4,877)	(3,139)

	$(4,661)	$(8,037)	$(4,858)

There is no provision for income taxes because the Company has incurred operating losses. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain; therefore the net deferred tax assets have been fully offset by a valuation allowance. For 2008, 2007 and 2006, the valuation allowance increased by $1,448,000, $2,479,000 and $1,727,000, respectively.
The significant components of the Company’s deferred tax assets are as follows:

	December 31,	December 31,
	2008	2007

Net operating loss carryforwards	$6,422	$4,854
Capitalized start-up costs	196	196
Stock-based compensation	164	284
Accrued expenses & depreciation	14	14

	6,796	5,348
Valuation allowance	(6,796)	(5,348)

	$—	$—

At December 31, 2008, the Company’s federal net operating loss carrryforwards were approximately $7,975,000, which expire in the years 2026-2028. The Company’s state net operating loss carryforwards were approximately $9,600,000 which expire in the years 2016-2018. At December 31, 2008, the Company’s Danish net operating loss carryforwards, which do not expire, were approximately 68,370,000 DKK, or US$12,700,000. The availability of the Company’s U.S and Danish net operating loss carryforwards may be subject to limitations based on ownership changes as defined in the respective tax codes, which could prevent the Company from realizing some or all of its net operating loss carryforwards.

A reconciliation of income taxes at the statutory federal income tax rate to income taxes included in the consolidated statements of operations is as follows:

	For the Years Ended December 31
	2008	2007	2006

United States federal tax rate	35%	35%	35%
State taxes, net of federal benefit	6	6	6
Difference in tax rate for foreign earnings	(9)	(9)	(5)
Non-deductible items	1	1	1
Effect of graduated tax rates & other	(2)	(2)	(1)
Change in valuation allowance	(31)	(31)	(36)

	—	—	—

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
During 2008, the Company issued 123,000 shares of common stock for services received from related parties. In all cases, the stock was valued at the closing price on the date immediately prior to the date of issuance, at prices ranging from $0.75 per share to $1.37 per share. The stock was issued to related parties as follows:

	Number of
	Shares	Value

Stock issued to members of the board of directors for service on the board instead of cash payments (at election of each board member)	123	$123
10. Subsequent Events
On January 11, 2009, the Board of Directors granted incentive stock options to the employees of Osteologix exercisable for 260,000 shares of the Company’s common stock under the Company’s 2006 Equity Incentive Plan and pursuant to the standard form of Stock Option Agreement under the Plan. The options granted have a term of 10 years and a vesting commencement date of January 1, 2009. The shares of Common Stock subject to each option will vest as to 1/48th of the shares on a monthly basis such that the options are 100% vested as of January 1, 2013, assuming all continue to remain employees of the Company. The exercise price per share of option is $0.12 per share, the closing sales price of the Company’s Common Stock on the OTC Bulletin Board on the last business day before the grant.
On January 11, 2009, the Board of Directors also granted stock options to four of the Company’s non-employee directors under the Plan and pursuant to the standard form of Stock Option Agreement under the Plan. Each option is exercisable for 40,000 shares of Common Stock. Each of these options has a term of 10 years and a vesting commencement date of January 1, 2009. The shares of Common Stock subject to each option will vest as to 1/48th of the shares on a monthly basis such that the options are 100% vested as of January 1, 2013, assuming such directors continue to in service to the Company. The exercise price per share of option is $0.12 per share, the closing sales price of the Company’s Common Stock on the OTC Bulletin Board on the last business day before the grant.

EXHIBIT INDEX

Exhibit
Number	Description
21.1	Subsidiary List.
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
32.1	Certifications of Chief Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).