Form 10-Q
period 2009-03-31
Osteologix, Inc.
filed 2009-05-15
CIK 1278129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such a shorter period that the registrant was required to submit and post such file): Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
As of May 7, 2009, there were 29,483,911 shares of the registrant’s Common Stock, $0.0001 Par Value outstanding.

[TABLE OF CONTENTS]

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Osteologix, Inc.
(a development stage company)
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)

	March 31,	December 31,
	2009	2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,695	$2,996
Short-term investments	554	1,388
Prepaid expenses and other assets	96	111

Total current assets	3,345	4,495

Equipment, net	4	5

Total assets	$3,349	$4,500

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$394	$575
Accrued liabilities	103	148

Total current liabilities	497	723

Commitments and Contingencies	—	—

Stockholders’ Equity
Preferred stock, $0.0001 par value, 1,000 shares authorized, none issued or outstanding at March 31, 2009 or December 31, 2008	—	—
Common stock, $0.0001 par value, 100,000 shares authorized; 29,484 and 29,142 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	3	3
Additional paid-in-capital	26,508	26,435
Accumulated other comprehensive loss	(190)	(192)
Deficit accumulated during development stage	(23,469)	(22,469)

Total stockholders’ equity	2,852	3,7773,

Total liabilities and stockholders’ equity	$3,349	$4,500

See accompanying notes to the condensed consolidated financial statements.

Osteologix, Inc.
(a development stage company)
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

			For the Period From
	For the Three Months Ended		June 16, 2003
	March 31,		(Inception) to
	2009	2008	March 31, 2009

Contract revenue from related party	$—	$—	$750

Operating expenses:
Research and development	398	672	11,833
General and administrative	612	951	13,103

Total operating expenses	1,010	1,623	24,936

Loss from operations	(1,010)	(1,623)	(24,186)

Interest income, net	10	28	717

Net loss	$(1,000)	$(1,595)	$(23,469)

Net loss per common share, basic and diluted	$(0.03)	$(0.06)

Weighted average number of common shares outstanding-basic and diluted	29,400	25,011

See accompanying notes to the condensed consolidated financial statements.

Osteologix, Inc.
(a development stage company)
Condensed Consolidated Statement of Stockholders’ Equity and Comprehensive Loss
For the Period From June 16, 2003 (Inception) through March 31, 2009
(in thousands, except per share amounts)

					Deficit
				Accumulated	Accumulated
			Additional	Other	During the	Total
	Common Stock		Paid-In	Comprehensive	Development	Stockholders’
	Shares	Amount	Capital	Loss	Stage	Equity

Issuance of common stock to founders for cash of $0.02 per share in June 2003	4,897	$1	$84	$—	$—	$85
Issuance of common stock for cash of $0.95 per share in October 2003	979	—	930	—	—	930
Issuance of common stock for cash of $1.01 per share in May 2004	979	—	988	—	—	988
Issuance of common stock for cash of $0.83 per share in January 2005, net of issuance costs	1,430	—	1,158	—	—	1,158
Issuance of common stock for cash of $1.24 per share in June 2005, net of issuance costs	2,220	—	2,699	—	—	2,699
Comprehensive loss:
Net loss for the period	—	—	—	—	(4,913)	(4,913)
Foreign currency translations	—	—	—	(4)	—	(4)

Total comprehensive loss						(4,917)

Balance at December 31, 2005	10,505	1	5,859	(4)	(4,913)	943

Common stock transferred in merger with Castle & Morgan Holdings, Inc.	2,860	—	—	—	—	—
Issuance of common stock for cash of $1.31 per share in private placement in May 2006, net of issuance costs	7,656	1	9,255	—	—	9,256
Stock based compensation expense	—	—	508	—	—	508
Comprehensive loss:
Net loss for the period	—	—	—	—	(4,858)	(4,858)
Unrealized gain on short-term investments	—	—	—	2	—	2
Foreign currency translations	—	—	—	(54)	—	(54)

Total comprehensive loss						(4,910)

Balance at December 31, 2006	21,021	2	15,622	(56)	(9,771)	5,797

Issuance of common stock and warrants for cash of $1.32 per share in private placement in June 2007, net of issuance costs	3,825	—	4,970	—	—	4,970
Stock issued in lieu of cash for services	143	—	170	—	—	170
Stock based compensation expense	—	—	184	—	—	184
Comprehensive loss:
Net loss for the period	—	—	—	—	(8,037)	(8,037)
Unrealized loss on short-term investments	—	—	—	(2)	—	(2)
Foreign currency translations	—	—	—	(74)	—	(74)

Total comprehensive loss						(8,113)

Balance at December 31, 2007	24,989	2	20,946	(132)	(17,808)	3,008

Issuance of common stock and warrants for cash of $1.32 per share in private placement in April 2008, net of issuance costs	4,030	1	5,149	—	—	5,150
Stock issued in lieu of cash for services	123	—	123	—	—	123
Stock based compensation expense	—	—	217	—	—	217
Comprehensive loss:
Net loss for the period	—	—	—	—	(4,661)	(4,661)
Unrealized loss on short-term investments	—	—	—	(1)	—	(1)
Foreign currency translations	—	—	—	(59)	—	(59)

Total comprehensive loss						(4,721)

Balance at December 31, 2008	29,142	$3	$26,435	$(192)	$(22,469)	$3,777

Osteologix, Inc.
(a development stage company)
Condensed Consolidated Statement of Stockholders’ Equity and Comprehensive Loss
For the Period From June 16, 2003 (Inception) through March 31, 2009
(in thousands, except per share amounts)

					Deficit
				Accumulated	Accumulated
			Additional	Other	During the	Total
	Common Stock		Paid-In	Comprehensive	Development	Stockholders’
	Shares	Amount	Capital	Loss	Stage	Equity
Balance at December 31, 2008	29,142	$3	$26,435	$(192)	$(22,469)	$3,777

Stock issued in lieu of cash for services	342	—	30	—	—	30
Stock based compensation expense	—	—	43	—	—	43
Comprehensive loss:
Net loss for the period	—	—	—	—	(1,000)	(1,000)
Foreign currency translations	—	—	—	2	—	2

Total comprehensive loss						(998)

Balance at March 31, 2009	29,484	$3	$26,508	$(190)	$(23,469)	$2,852

See accompanying notes to the condensed consolidated financial statements.

Osteologix, Inc. (a development stage company) Condensed Consolidated Statements of Cash Flow (in thousands, except per share amounts) (Unaudited)

			For the Period
	For the Three Months Ended		From June 16, 2003
	March 31,		(Inception) to
	2009	2008	March 31, 2009
Operating activities
Net loss	$(1,000)	$(1,595)	$(23,469)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1	—	40
Loss on disposal of equipment	—	—	3
Issuance of stock in lieu of cash for services	—	31	293
Stock based compensation	43	49	952
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	15	34	(96)
Accounts payable	(181)	(310)	394
Accrued liabilities	(45)	(109)	102

Net cash used in operating activities	(1,167)	(1,900)	(21,781)

Investing activities
Purchase of short-term investments	(1,328)	—	(28,312)
Sales and maturities of short-term investments	2,162	1,273	27,758
Purchase of equipment	—	—	(46)

Net cash provided by (used in) investing activities	834	1,273	(600)

Financing activities
Net proceeds from issuance of common stock	30	—	25,266

Net cash provided by financing activities	30	—	25,266

Effect of exchange rates on cash and cash equivalents	2	(8)	(190)

Net (decrease) increase in cash and cash equivalents	(301)	(635)	2,695

Cash and cash equivalents at beginning of period	2,996	2,872	—

Cash and cash equivalents at end of period	$2,695	$2,237	$2,695

See accompanying notes to the condensed consolidated financial statements.

Osteologix, Inc.
(a development stage company)
Notes to Condensed Consolidated Financial Statements
March 31, 2009 (Unaudited)
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
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual amounts may differ from those estimates. These condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2009, are not necessarily indicative of results that may be expected for the year ending December 31, 2009. The condensed consolidated balance sheet information as of December 31, 2008 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K. These interim financial statements should be read in conjunction with that report.
The audited consolidated financial statements as of December 31, 2008 included a “going concern” audit opinion from the Company’s independent registered public accounting firm because Osteologix has experienced net losses and negative cash flows from operations since its inception and expects such losses to continue as research and development programs continue. The Company’s management believes that its current cash and short-term investments will enable it to continue planned operations into the first quarter of 2010. The Company also plans to raise additional capital in order to fund its operations, and therefore management believes it is appropriate for the Company’s consolidated financial statements to be prepared on a going concern basis. The consolidated financial statements do not contain any adjustments that may be required if Osteologix is unable to continue as a going concern.
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
The Company invests funds that are not required for immediate operating needs primarily in a diversified portfolio of debt securities which are classified as short-term investments on the balance sheet. Management determines the appropriate classification of these marketable debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. As of March 31, 2009, all marketable securities are classified as available-for-sale. These securities are stated at their estimated fair value based upon market quotes. Unrealized gains and losses are included in accumulated other comprehensive loss. The cost of securities sold is based on the specific identification method. The Company has not experienced any significant losses on its investments.
3. Stock-Based Compensation
The Company uses the Black-Scholes option-pricing model as its method for valuing stock-based compensation, which consists of options and warrants to purchase common stock at or above its fair value at the time of grant. During the three month period ended March 31, 2009, the Company granted incentive stock options to its employees exercisable for 260,000 shares of common stock under the Company’s 2006 Equity Incentive Plan and pursuant to the standard form of Stock Option Agreement under the Plan. The Company also granted stock options to four of its non-employee directors under the Plan and pursuant to the standard form of Stock Option Agreement under the Plan. Each option is exercisable for 40,000 shares of common stock. All of these options have an exercise price of $0.12 per share, vest over four years, and expire 10 years from the date of grant; the Company has estimated the fair value of these options at $0.08 per share using a volatility factor of 75%, expected life of 6.0 years, risk-free interest rate of 1.63% and no payment of dividends. Total expense for stock-based compensation was $43,281 and $49,000 for the three months ended March 31, 2009 and 2008, respectively. As of March 31, 2009, the total unrecognized expense for unvested stock warrants and options was $774,670, which will be expensed over the remaining vesting period of 3.75 years. The aggregate intrinsic value of the options and warrants outstanding and exercisable as of March 31, 2009 was $4,700 based on a closing stock price of $0.26.
4. Net Loss Per Share
The net loss per share has been computed using the weighted-average number common shares outstanding during the period. During the three months ended March 31, 2009 and 2008, potentially dilutive options and warrants to purchase common stock aggregating 4,125,392 and 4,678,000 shares, respectively, were outstanding and not considered because their effect would have been antidilutive.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements included in this Quarterly Report, other than statements that are purely historical, are forward-looking statements. Words such as “anticipate,” “contemplate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” “will,” “will continue to be,” or the negative of foregoing and similar expressions regarding beliefs, plans expectations or intentions regarding the future also identify forward-looking statements. Forward-looking statements in this Quarterly Report include, without limitation: the statements in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our strategies, beliefs, plans, expectations, anticipations and intentions including, without limitation: (1) NB S101 simultaneously decreases resorption (loss) of existing bone tissue while also increasing formation of new bone tissue; (2) research and development expenses for the balance of 2009 will be in line with the comparable period in 2008; (3) our costs for 2009 will include planning for a phase III clinical trial, additional manufacturing and quality work on the drug product, consultants and medical advisors, and potentially smaller human and animal studies of NB S101; (4) our expectation that we will continue preparing for a larger phase III trial for NB S101; (5) our expectation that general and administrative expenses for the balance of 2009 will be in line with amounts incurred during the comparable period in 2008; (6) our currently available existing resources will provide liquidity to fund our planned operations through approximately the first quarter of 2010; (7) our belief the development risk for NB S101 is reduced by the proven safety and effectiveness of a drug approved in Europe that contains a different strontium compound as its active ingredient; (8) our plan to continue to acquire and develop products; (9) our plan to either develop the resources to market these products in selected world regions or out-license marketing rights to larger pharmaceutical companies; (10) our plan to follow the phase II clinical trial with a larger phase II and/or phase III clinical trial; (11) our expectation that the larger phase II and/or phase III clinical trial will take at least two years to complete; (12) our expectation that either one or two similar or potentially larger phase III trials will be required; and (13) our plan to seek approval for NB S101 throughout the world, either on our own or in collaboration with a larger pharmaceutical company that has more financial resources than we do.
Our expectations, beliefs, objectives, intentions and strategies regarding the future, including, without limitation, those concerning expected operating results, revenues and earnings and current and potential litigation are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from results contemplated by the forward-looking statements. These risks and uncertainties include, but are not limited to: uncertainties associated with the research and registration process; general economic conditions; our inability to accurately forecast costs associated with our research and development efforts; changes in the cost of administration and clinical studies; changes in government regulations and administrative procedures; changes in our business strategy; our inability to accurately forecast the resources required to fund our planned operations through approximately the first quarter of 2010; our inability to meet government regulation standards; market demand for our product candidates; the availability and terms for licensing, capital raising and partnership opportunities; growth of alternative medicine and techniques; speed of development of our product candidates; and increased success and introduction of competing products.
The forward-looking statements in this Quarterly Report are subject to additional risks and uncertainties set forth under the heading “Risk Factors” in Item 1A of Part II, and are based on information available to us on the date hereof. We assume no obligation to update any forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of the filing of this Quarterly Report. Readers should also review carefully the cautionary statements and risk factors listed in our Annual Report on Form 10-K for the year ended December 31, 2008, and in our other filings with the SEC, including our Forms 10-Q and 8-K.
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
Recently Adopted or Issued Accounting Pronouncements
In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” or SFAS 162. This standard reorganizes the GAAP hierarchy in order to improve financial reporting by providing a consistent framework for determining what accounting principles should be used when preparing U.S. GAAP financial statements. SFAS 162 is scheduled to become effective July 1, 2009. The Company is currently evaluating the impact, if any, this new standard will have on its financial position and results of operations.
Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008
Revenues
Osteologix’s products are currently in various stages of research and development, and there were no revenues recorded in the three month periods ended March 31, 2009 and 2008.
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
Research and development expenses, and the changes compared to the previous year, were as follows:

Three Months Ended March 31,		Decrease from Period in Prior Year
2009	2008	Dollars	Percent

$398,000	$672,000	$(274,000)	-41%
Research and development expenses decreased $274,000 for the first three months of 2009 compared to the first three months of 2008 as expenses paid to outside medical advisors and consultants for documentation related to the completion of the human phase II clinical trial in November 2007 were no longer incurred. For the 2009 period, our research and development costs consisted primarily of manufacturing additional investigational drug product.

We expect research and development expenses for the balance of 2009 to be in line with the comparable period in 2008. We expect that our costs for 2009 will include planning for a phase III clinical trial, consultants and medical advisors, and potentially smaller human and animal studies of NB S101 as we continue preparing for a larger phase III trial.
General and Administrative Expenses
General and administrative expenses include compensation expense for personnel not directly involved in research and development activities, management and other administrative personnel costs, insurance, accounting, legal and patent expenses.
General and administrative expenses, and the changes compared the previous year, were as follows:

Three Months Ended March 31,		Decrease from Period in Prior Year
2009	2008	Dollars	Percent

$612,000	$951,000	$(339,000)	-36%
General and administrative expenses decreased by $339,000 for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 because of decreased patent costs for the intellectual property protecting NB S101, a reduction in staff, and the consolidation of three offices to one office in Glen Allen, Virginia.
We expect general and administrative expenses for the second quarter of 2009 to be lower than for the second quarter of 2008 due to the resignation of our chief financial officer in 2008. For the balance of 2009, we expect general and administrative expenses to be in line with amounts incurred during the comparable period in 2008.
Interest Income
Interest income decreased by $18,000 to $10,000 for the first three months of 2009 compared to $28,000 for the first three months of 2008. The decrease in interest income was due to lower average interest rates earned on our cash and short-term investment balances and lower average cash and short-term investments balances.
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

	March 31,	December 31,
	2009	2008
Cash, cash equivalents and short-term investments	$3,249,000	$4,384,000
Working capital	2,848,000	3,772,000
The decrease in our cash, cash equivalents and short-term investments of $1,135,000 during the first three months of 2009 was due to cash used in operations to fund the continuing development of NB S101, our investigational drug for osteoporosis, and for the general and administrative expenses of operating a public company. We have experienced net losses from our inception through March 31, 2009, and we expect losses to continue as we further our research and development programs.

We expect our cash and cash equivalents as of March 31, 2009 to fund our planned operations through approximately the first quarter of 2010. We may consume available resources more rapidly than currently anticipated, resulting in the need for funding at an earlier date. If adequate funds are not available, we may be required to significantly reduce, refocus or cease our operations, or to obtain funds through arrangements that may require us to relinquish rights to NB S101, which could have a material adverse affect on the price of our common stock.
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
We believe that our currently available existing resources will provide liquidity to fund our planned operations to approximately the end of the first quarter of 2010. Because the business of developing pharmaceutical products is time-consuming and expensive, and NB S101, our most advanced investigational drug, still must complete pivotal human clinical trials before it can be marketed, we will require additional financial resources to carry out our business strategy. We plan to follow the recent phase II clinical trial with a larger phase II and/or phase III clinical trial that we estimate will take at least two years to complete. After or possibly concurrent with the next clinical trial, either one or two similar or potentially larger phase III trials will be required. We may license the rights to NB S101 to a larger company before any of the clinical trials are complete, or we may choose to retain all rights ourselves without entering into a license or collaborative agreement. If the results of the clinical trials are positive, we plan to seek approval for NB S101 throughout the world, either on our own or in collaboration with a larger pharmaceutical company that has more financial resources than we do.
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
As required by Rule 13a-15(b) promulgated under the Securities Exchange Act, our management, with the participation of our chief executive officer, evaluated the design and operating effectiveness as of March 31, 2009, of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act. Based on this evaluation our chief executive officer concluded that, as of March 31, 2009, our disclosure controls and procedures were effective at the reasonable assurance level to enable the company to record, process, summarize and report information required under the Securities and Exchange Commission’s rules in a timely fashion.
Changes in Internal Controls
There were no significant changes in our internal control over financial reporting identified in management’s evaluation during the three months ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We believe that our existing cash will only be sufficient to support our current operating plan through approximately the first quarter of 2010. This expectation is based on our current operating plan, which could change as a result of the above-described or other factors, and we may need additional funding sooner than expected. We will need to raise additional funds to support our future development programs, including completion of the clinical trials required to market our investigational drug if we do not enter into an agreement with a larger company to conduct these trials. Our funding requirements may change as a result of many factors, including delays in development activities, underestimates of budget items, unanticipated cash requirements, limitation of development of new potential products, future product opportunities with collaborators, future licensing opportunities and future business combinations. Consequently, we will need to seek additional sources of financing, which may not be available on a timely basis or terms favorable to us, if at all.

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
We have incurred significant net operating losses since our inception in 2003. To date, we have devoted significant financial resources to the research and development of our investigational drug NB S101. The only revenue we have received since our inception was from a related party in 2005. As a result, we recorded losses of $1.0 million for the three month period ended March 31, 2009 and $4.7 million for the year ended December 31, 2008, and our consolidated balance sheet had an accumulated deficit of approximately $23.5 million at March 31, 2009. We do not expect to generate any revenue from the sale of our NB S101 in the near term, and we expect to continue to have significant losses for the foreseeable future as we continue clinical development, seek to advance our product candidates closer to market, seek to expand our pipeline of research and development projects, implement additional internal systems and build our infrastructure.
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
We have limited revenues and have experienced net losses and negative cash flows from operations since our inception through March 31, 2009 and expect such losses to continue as research and development programs continue. These conditions raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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

Most of our future planned studies of NB S101 involve drug exposures for durations that are significantly longer than we have tested thus far and may go out to three years of exposure on the drug as compared to our longest treatment period thus far of only 12 weeks. The longer-term studies could reveal safety or other issues that could adversely affect marketing approval. We need to commit substantial time and additional resources in order to conduct further clinical trials before we can submit a NDA with respect to NB S101. We cannot predict with any certainty when we might submit any NDA for regulatory approval for NB S101 or any other product candidates, if at all.
Obtaining and maintaining the necessary U.S. or worldwide regulatory approvals for our product candidates will be time consuming, difficult and costly. If we fail to do so, we will be unable to commercialize our product candidates.
Government regulations in the U.S. and other countries have a significant impact on our business and affect research and development, manufacture and marketing of our product candidates. We will require FDA approval to commercialize our product candidates in the U.S. and approvals from similar foreign regulatory authorities to commercialize our product candidates outside the U.S. In order to obtain FDA approval of a product candidate, we must submit to the FDA an NDA demonstrating that the product candidate is safe for humans and effective for its intended use. This demonstration requires significant research and animal tests, which are referred to as pre-clinical studies, as well as human tests, which are referred to as clinical trials. Recently, the FDA has indicated that it will require an additional phase II trial and one large, well-controlled phase III trial, along with additional toxicology studies, to support approval of NB S101These studies will be time consuming, difficult and costly, and we cannot predict whether our efforts will result in any drugs that the FDA or other regulatory authorities consider safe and effective for humans or whether the FDA or other regulatory authorities will require pre-clinical or clinical trials. The FDA has substantial discretion in the drug approval process, and may refuse to accept our application or may deny approval. If the FDA does not accept or approve our application, it may require us to conduct additional pre-clinical testing or manufacturing studies and submit that data before it will reconsider our application, or require us to perform post-marketing studies. The approval process may also be delayed by changes in government regulation, future legislation, administrative action or changes in FDA policy that occur prior to or during our regulatory review. Delays in obtaining regulatory approvals will increase our operating expenses and delay the commercialization of our product candidates and our ability to derive product revenues from them.
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
It is possible that patients enrolled in clinical trials will experience adverse side effects that are not currently part of our lead product candidate’s profile. In addition, our clinical trials involve a comparatively small patient population. Because of the small sample size, their results may not be indicative of future results. Companies typically collect the most reliable information on side effects during the large phase III studies, when significant numbers of patients are tested. We have not reached this development stage yet, and we cannot accurately predict if phase III studies with our investigational drug, strontium malonate, in tablet form as NB S101, will reveal unexpected side effects. Occurrence of any side effect could delay or terminate further development and hamper or prevent regulatory approval or marketing of our lead product candidate.
The strontium salt that is approved for treating osteoporosis in Europe has exhibited a new potential side effect not seen in clinical trials.
NB S101 contains a salt form of strontium as its active ingredient. There is one product approved in Europe and countries around the world that contains a different salt form of strontium, which is marketed by Servier SA as Protelos®. Protelos was studied in clinical trials involving approximately 7,000 patients prior to its approval in late 2004. In November 2007, the European Medicines Agency, or EMEA, identified a potential side effect and recommended a label change for Protelos. The side effect “drug rash with eosinophilia and systemic symptoms,” or DRESS, was noted in 16 patients following 570,000 patient-years of worldwide exposure (approximately one case per 35,000 patient years), and two of the cases were fatal. The EMEA advised physicians and patients to stop treatment with Protelos should a rash occur (generally after three to six weeks of treatment), and to seek further medical advice. For these patients Protelos should not be reintroduced.
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
Nordic Biotech K/S, a venture capital firm and limited partnership in Denmark, and its affiliates together own approximately 63% of our outstanding common stock. Two of the seven members of our board of directors (Florian Schönharting and Christian Hansen) are employed by the Nordic Biotech Advisors ApS, which is the sole advisor of Nordic Biotech K/S. Because of its concentrated ownership of our stock and their positions on our board, Nordic Biotech is able to control all matters requiring stockholder approval and is able to exercise significant influence over all matters requiring board approval, including the election of directors and approval of mergers, acquisitions and other significant corporate transactions. Nordic Biotech is also a shareholder and investor in a number of other biotechnology companies, and there may be conflicts between our business interests and Nordic Biotech’s other investments. In addition, if Nordic Biotech elects to sell any of our shares of common stock which they own in the open market, our stock price is likely to decrease.
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
A significant number of shares of our common stock are subject to issuance upon exercise of outstanding warrants, which upon exercise would result in dilution to our security holders
As of March 31, 2009, we have issued outstanding warrants to purchase an aggregate of 2,255,392 shares of our common stock, 2,030,152 of which have an exercise price of $1.32 per share and 225,240 of which have an exercise price of $1.03 a share. Although we cannot determine at this time which of these warrants will ultimately be exercised, it is reasonable to assume that such warrants will be exercised only if the exercise price is below the market price of our common stock. To the extent the warrants are exercised, additional shares of our common stock will be issued that will be eligible for resale in the public market, which will result in dilution to our security holders. The issuance of additional securities could also have an adverse effect on the market price of our common stock.

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
The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock is less than $5.00 per share and therefore is a “penny stock.” Brokers and dealers effecting transactions in “penny stocks” must disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our common stock and may affect your ability to sell shares.
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

31.2
Certification of Principal Financial and Accounting Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OSTEOLOGIX, INC.
Date: May 14, 2009	By:	/s/ Philip J. Young
		Name:	Philip J. Young
		Title:	President and Chief Executive Officer

Date: May 14, 2009	By:	/s/ Philip J. Young
		Name:	Philip J. Young
		Title:	Principal Financial and Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of Principal Financial and Accounting Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).