Form 10-Q
period 2009-06-30
Osteologix, Inc.
filed 2009-08-14
CIK 1278129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission file number 333-112754
OSTEOLOGIX, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation)	32-0104570 (IRS Employer Identification No.)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
As of August 5, 2009, there were 29,483,911 shares of the registrant’s Common Stock, $0.0001 Par Value outstanding.

PART I — FINANCIAL INFORMATION
[Item 1. Financial Statements]
Osteologix, Inc.
(a development stage company)
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)

	June 30,	December 31,
	2009	2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,994	$2,996
Short-term investments	375	1,388
Prepaid expenses and other assets	98	111

Total current assets	2,467	4,495

Equipment, net	3	5

Total assets	$2,470	$4,500

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$518	$575
Accrued liabilities	153	148

Total current liabilities	671	723

Commitments and Contingencies	—	—

Stockholders’ Equity
Preferred stock, $0.0001 par value, 1,000 shares authorized, none issued or outstanding at June 30, 2009 or December 31, 2008	—	—
Common stock, $0.0001 par value, 100,000 shares authorized; 29,484 and 29,142 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	3	3
Additional paid-in-capital	26,552	26,435
Accumulated other comprehensive loss	(293)	(192)
Deficit accumulated during development stage	(24,463)	(22,469)

Total stockholders’ equity	1,799	3,7773,

Total liabilities and stockholders’ equity	$2,470	$4,500

See accompanying notes to the condensed consolidated financial statements.

Osteologix, Inc.
(a development stage company)
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

					For the Period
	Three Months Ended		Six Months Ended		from June 16, 2003
	June 30,		June 30,		(Inception) to
	2009	2008	2009	2008	June 30, 2009

Contract revenue from related party	$—	$—	$—	$—	$750

Operating expenses:

Research and development	343	210	742	882	12,176
General and administrative	661	790	1,274	1,741	13,765

Total operating expenses	1,004	1,000	2,016	2,623	25,941

Loss from operations	(1,004)	(1,000)	(2,016)	(2,623)	(25,191)

Interest income, net	12	38	22	66	728

Net loss	$(992)	$(962)	$(1,994)	$(2,557)	$(24,463)

Net loss per common share, basic and diluted	$(0.03)	$(0.03)	$(0.07)	$(0.10)

Weighted average number of common shares outstanding-basic and diluted	29,484	28,315	29,442	26,663

See accompanying notes to the condensed consolidated financial statements.

Osteologix, Inc.
(a development stage company)
Condensed Consolidated Statement of Stockholders’ Equity and Comprehensive Loss
For the Period From June 16, 2003 (Inception) through June 30, 2009
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

Osteologix, Inc.
(a development stage company)
Condensed Consolidated Statement of Stockholders’ Equity and Comprehensive Loss
For the Period From June 16, 2003 (Inception) through June 30, 2009
(in thousands, except per share amounts)

					Deficit
				Accumulated	Accumulated
			Additional	Other	During the	Total
	Common Stock		Paid-In	Comprehensive	Development	Stockholders’
	Shares	Amount	Capital	Loss	Stage	Equity
Balance at December 31, 2008	29,142	$3	$26,435	$(192)	$(22,469)	$3,777
Stock issued in lieu of cash for services	342	—	30	—	—	30
Stock based compensation expense	—	—	87	—	—	87
Comprehensive loss:
Net loss for the period	—	—	—	—	(1,994)	(1,994)
Foreign currency translations	—	—	—	(101)	—	(101)

Total comprehensive loss						(2,095)

Balance at June 30, 2009	29,484	$3	$26,552	$(293)	$(24,463)	$1,799

See accompanying notes to the condensed consolidated financial statements.

Osteologix, Inc.
(a development stage company)
Condensed Consolidated Statements of Cash Flow
(in thousands, except per share amounts)
(Unaudited)

			For the Period
	For the Six Months Ended		from June 16, 2003
	June 30,		(Inception) to
	2009	2008	June 30, 2009
Operating activities
Net loss	$(1,994)	$(2,557)	$(24,463)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2	1	40
Loss on disposal of equipment	—	—	3
Issuance of stock in lieu of cash for services	30	62	323
Stock based compensation	87	102	996
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	13	25	(98)
Accounts payable	(56)	(807)	518
Accrued liabilities	5	(47)	153

Net cash used in operating activities	(1,913)	(3,221)	(22,528)

Investing activities
Purchase of short-term investments	(2,585)	(2,658)	(29,569)
Sales and maturities of short-term investments	3,597	1,273	29,194
Purchase of equipment	—	—	(46)

Net cash provided by (used in) investing activities	1,012	(1,385)	(421)

Financing activities
Net proceeds from issuance of common stock	—	5,151	25,236

Net cash provided by financing activities	—	5,151	25,236

Effect of exchange rates on cash and cash equivalents	(101)	(5)	(293)

Net (decrease) increase in cash and cash equivalents	(1,002)	540	1,994

Cash and cash equivalents at beginning of period	2,996	2,872	—

Cash and cash equivalents at end of period	$1,994	$3,412	$1,994

See accompanying notes to the condensed consolidated financial statements.

Osteologix, Inc.
(a development stage company)
Notes to Condensed Consolidated Financial Statements
June 30, 2009 (Unaudited)
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
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual amounts may differ from those estimates. These condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2009, are not necessarily indicative of results that may be expected for the year ending December 31, 2009. The condensed consolidated balance sheet information as of December 31, 2008 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K. These interim financial statements should be read in conjunction with that report.
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
The Company invests funds that are not required for immediate operating needs primarily in a diversified portfolio of debt securities which are classified as short-term investments on the balance sheet. Management determines the appropriate classification of these marketable debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. As of June 30, 2009, all marketable securities are classified as available-for-sale. These securities are stated at their estimated fair value based upon market quotes. Unrealized gains and losses are included in accumulated other comprehensive loss. The cost of securities sold is based on the specific identification method. The Company has not experienced any significant losses on its investments.
3. Stock-Based Compensation
The Company uses the Black-Scholes option-pricing model as its method for valuing stock-based compensation, which consists of options and warrants to purchase common stock at or above its fair value at the time of grant. The Company did not grant any options to purchase common stock during the three months ended June 30, 2009. During the six-months ended June 30, 2009, the Company granted incentive stock options to its employees exercisable for 260,000 shares of common stock under the Company’s 2006 Equity Incentive Plan and pursuant to the standard form of Stock Option Agreement under the Plan. The Company also granted stock options to four of its non-employee directors under the Plan and pursuant to the standard form of Stock Option Agreement under the Plan. Each option is exercisable for 40,000 shares of common stock. All of these options have an exercise price of $0.12 per share, vest over four years, and expire 10 years from the date of grant; the Company has estimated the fair value of these options at $0.08 per share using a volatility factor of 75%, expected life of 6.0 years, risk-free interest rate of 1.63% and no payment of dividends. Total expense for stock-based compensation was $44,000 and $53,000 for the three months ended June 30, 2009 and 2008, respectively, and $87,000 and $102,000 for the six months ended June 30, 2009 and 2008, respectively. As of June 30, 2009, the total unrecognized expense for unvested stock warrants and options was $723,161, which will be expensed over the remaining vesting period of 3.5 years. The aggregate intrinsic value of the options and warrants outstanding and exercisable as of June 30, 2009 was $4,680 based on a closing stock price of $0.87.
4. Net Loss Per Share
The net loss per share has been computed using the weighted-average number common shares outstanding during the period. During the six months ended June 30, 2009 and 2008, potentially dilutive options and warrants to purchase common stock aggregating 4,125,392 and 6,093,000 shares, respectively, were outstanding and not considered because their effect would have been antidilutive.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements included in this Quarterly Report, other than statements that are purely historical, are forward-looking statements. Words such as “anticipate,” “contemplate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” “will,” “will continue to be,” or the negative of foregoing and similar expressions regarding beliefs, plans expectations or intentions regarding the future also identify forward-looking statements. Forward-looking statements in this Quarterly Report include, without limitation: the statements in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our strategies, beliefs, plans, expectations, anticipations and intentions including, without limitation: (1) NB S101 simultaneously decreases resorption (loss) of existing bone tissue while also increasing formation of new bone tissue; (2) research and development expenses for the balance of 2009 will be in line with the comparable periods in 2008; (3) our costs for 2009 will include planning for a phase III clinical trial, additional manufacturing and quality work on the drug product, consultants and medical advisors, and potentially smaller human and animal studies of NB S101; (4) our expectation that we will continue preparing for a larger phase III trial for NB S101; (5) our expectation that general and administrative expenses for the balance of 2009 will be in line with amounts incurred during the comparable periods in 2008; (6) our currently available existing resources will provide liquidity to fund our planned operations through approximately the first quarter of 2010; (7) our belief the development risk for NB S101 is reduced by the proven safety and effectiveness of a drug approved in Europe that contains a different strontium compound as its active ingredient; (8) our plan to continue to acquire and develop products; (9) our plan to either develop the resources to market these products in selected world regions or out-license marketing rights to larger pharmaceutical companies; (10) our plan to follow the phase II clinical trial with a larger phase II and/or phase III clinical trial; (11) our expectation that the larger phase II and/or phase III clinical trial will take at least two years to complete; (12) our expectation that either one or two similar or potentially larger phase III trials will be required; and (13) our plan to seek approval for NB S101 throughout the world, either on our own or in collaboration with a larger pharmaceutical company that has more financial resources than we do.
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
Recently Adopted or Issued Accounting Pronouncements
Pronouncement Issued and Adopted by the Company
In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” or SFAS 162. This standard reorganizes the GAAP hierarchy in order to improve financial reporting by providing a consistent framework for determining what accounting principles should be used when preparing U.S. GAAP financial statements. SFAS 162 is scheduled to become effective July 1, 2009. The Company’s application of Statement 162 did not result in any changes in accounting.
In May 2009, the Financial Accounting Standards Board issued Statement 165, Subsequent Events, to incorporate the accounting and disclosure requirements for subsequent events into U.S. generally accepted accounting principles. Statement 165 introduces new terminology, defines a date through which management must evaluate subsequent events, and lists the circumstances under which an entity must recognize and disclose events or transactions occurring after the balance-sheet date. The Company adopted Statement 165 as of June 30, 2009, which was the required effective date. The Company evaluated its June 30, 2009 financial statements for subsequent events through August 5, 2009, the date the financial statements were available to be issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.
Pronouncement Issued and Not Yet Adopted by the Company
In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — A Replacement of FASB Statement No. 162” (“SFAS 168”). Statement 168 establishes the FASB Accounting Standards CodificationTM (Codification) as the single source of authoritative U.S. generally accepted accounting principles (U.S. GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. When effective, the Codification will supersede all existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. Following SFAS 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification. The adoption of SFAS 168 will not have an impact on our consolidated financial statements.

Three and Six Months Ended June 30, 2009 Compared to Three and Six Months Ended June 30, 2008
Revenues
Osteologix’s products are currently in various stages of research and development, and there were no revenues recorded in the three and six months ended June 30, 2009 or 2008.
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
Research and development expenses for the second quarter of 2009 compared to the second quarter of the 2008 were as follows:

Three Months Ended June 30,		Increase from Period in Prior Year
2009	2008	Dollars	Percent

$343,000	$210,000	$133,000	63%
Research and development expenses increased $133,000 for the three months ended June 30, 2009 compared to the three months ended June 30, 2008 as additional investigational drug product was manufactured in preparation for future clinical trials.
Research and development expenses for the six months ended June 30, 2009 compared to the six months ended June 30, 2008 were as follows:

Six Months Ended June 30,		Decrease from Period in Prior Year
2009	2008	Dollars	Percent

$742,000	$882,000	$(140,000)	-16%
Research and development expenses decreased $140,000 for the six months ended June 30, 2009 compared to the six months ended June 30, 2008 as expenses paid to outside medical advisors and consultants for documentation related to the completion of the human phase II clinical trial in November 2007 were no longer incurred. For the 2009 period, our research and development costs have consisted primarily of manufacturing additional investigational drug product.
We expect research and development expenses for the remainder of 2009 to be in line with the comparable period in 2008. We expect that our costs for the remainder of 2009 will include consultants and medical advisors, and potentially smaller human and animal studies of NB S101 as we continue preparing for a larger phase III trial.
General and Administrative Expenses
General and administrative expenses include compensation expense for personnel not directly involved in research and development activities, management and other administrative personnel costs, insurance, accounting, legal and patent expenses.
General and administrative expenses for the second quarter of 2009 compared to the second quarter of 2008 were as follows:

Three Months Ended June 30,		Decrease from Period in Prior Year
2009	2008	Dollars	Percent

$661,000	$790,000	$(129,000)	-16%
General and administrative expenses decreased by $129,000 for the three months ended June 30, 2009 compared to the three months ended June 30, 2008 because of decreased patent costs for the intellectual property protecting NB S101, a reduction in staff, and the consolidation of three offices to one office in Glen Allen, Virginia.

General and administrative expenses for the six months ended June 30, 2009 compared to the six months ended June 30, 2008 were as follows:

Six Months Ended June 30,		Decrease from Period in Prior Year
2009	2008	Dollars	Percent

$1,274,000	$1,741,000	$(467,000)	-27%
General and administrative expenses decreased by $467,000 for the six months ended June 30, 2009 compared to the six months ended June 30, 2008 for the same reasons general and administrative expenses decreased in the three month period ended June 30, 2009.
For the balance of 2009, we expect general and administrative expenses to be in line with amounts incurred during the comparable period in 2008.
Interest Income
Interest income decreased by $26,000 to $12,000 for the second quarter of 2009 compared to $38,000 for the second quarter of 2008. The decrease in interest income was due to lower average interest rates earned on our cash and short-term investment balances and lower average cash and short-term investments balances.
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

	June 30,	December 31,
	2009	2008
Cash, cash equivalents and short-term investments	$2,369,000	$4,384,000
Working capital	1,796,000	3,772,000
The decrease in our cash, cash equivalents and short-term investments of $2,015,000 during the first six months of 2009 was due to cash used in operations to fund the continuing development of NB S101, our investigational drug for osteoporosis, and for the general and administrative expenses of operating a public company. We have experienced net losses from our inception through June 30, 2009, and we expect losses to continue as we further our research and development programs.
We expect our cash and cash equivalents as of June 30, 2009 to fund our planned operations through approximately the first quarter of 2010. We may consume available resources more rapidly than currently anticipated, resulting in the need for funding at an earlier date. If adequate funds are not available, we may be required to significantly reduce, refocus or cease our operations, or to obtain funds through arrangements that may require us to relinquish rights to NB S101, which could have a material adverse affect on the price of our common stock.

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
As required by Rule 13a-15(b) promulgated under the Securities Exchange Act, our management, with the participation of our chief executive officer, evaluated the design and operating effectiveness as of June 30, 2009, of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act. Based on this evaluation our chief executive officer concluded that, as of June 30, 2009, our disclosure controls and procedures were effective at the reasonable assurance level to enable the company to record, process, summarize and report information required under the Securities and Exchange Commission’s rules in a timely fashion.

Changes in Internal Controls
There were no significant changes in our internal control over financial reporting identified in management’s evaluation during the three months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We have incurred significant net operating losses since our inception in 2003. To date, we have devoted significant financial resources to the research and development of our investigational drug NB S101. The only revenue we have received since our inception was from a related party in 2005. As a result, we recorded losses of $2.0 million for the six month period ended June 30, 2009 and $4.7 million for the year ended December 31, 2008, and our consolidated balance sheet had an accumulated deficit of approximately $24.5 million at June 30, 2009. We do not expect to generate any revenue from the sale of our NB S101 in the near term, and we expect to continue to have significant losses for the foreseeable future as we continue clinical development, seek to advance our product candidates closer to market, seek to expand our pipeline of research and development projects, implement additional internal systems and build our infrastructure.
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
We have limited revenues and have experienced net losses and negative cash flows from operations since our inception through June 30, 2009 and expect such losses to continue as research and development programs continue. These conditions raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
Government regulations in the U.S. and other countries have a significant impact on our business and affect research and development, manufacture and marketing of our product candidates. We will require FDA approval to commercialize our product candidates in the U.S. and approvals from similar foreign regulatory authorities to commercialize our product candidates outside the U.S. In order to obtain FDA approval of a product candidate, we must submit to the FDA an NDA demonstrating that the product candidate is safe for humans and effective for its intended use. This demonstration requires significant research and animal tests, which are referred to as pre-clinical studies, as well as human tests, which are referred to as clinical trials. Recently, the FDA has indicated that it will require an additional phase II trial and one large, well-controlled phase III trial, along with additional toxicology studies, to support approval of NB S10. These studies will be time consuming, difficult and costly, and we cannot predict whether our efforts will result in any drugs that the FDA or other regulatory authorities consider safe and effective for humans or whether the FDA or other regulatory authorities will require pre-clinical or clinical trials. The FDA has substantial discretion in the drug approval process, and may refuse to accept our application or may deny approval. If the FDA does not accept or approve our application, it may require us to conduct additional pre-clinical testing or manufacturing studies and submit that data before it will reconsider our application, or require us to perform post-marketing studies. The approval process may also be delayed by changes in government regulation, future legislation, administrative action or changes in FDA policy that occur prior to or during our regulatory review. Delays in obtaining regulatory approvals will increase our operating expenses and delay the commercialization of our product candidates and our ability to derive product revenues from them.
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
We currently have one patent issued in Europe, one patent in Japan, two allowed patents in the United States and several patent applications pending worldwide. We anticipate filing additional patent applications both in the U.S. and in other countries, as appropriate. These patent applications may not result in the issuance of any additional patents. Moreover, our patent, or any of the patents that may be issued to us in the future, could be challenged, invalidated, circumvented or may otherwise not provide a competitive advantage to us. As a result, others may independently develop similar products or design around our patents and other intellectual property rights.
In July 2007, Intellectual Property Services (IPS) filed an objection to our one issued patent with the EPO. On March 23, 2009, the Opposition Division issued its decision rejecting the opposition. IPS has appealed this decision. We cannot predict the final outcome of the opposition, which is likely to take several years to complete.
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
A significant number of shares of our common stock are subject to issuance upon exercise of outstanding warrants, which upon exercise would result in dilution to our security holders.
As of June 30, 2009, we have issued outstanding warrants to purchase an aggregate of 2,255,392 shares of our common stock, 2,030,152 of which have an exercise price of $1.32 per share and 225,240 of which have an exercise price of $1.03 a share. Although we cannot determine at this time which of these warrants will ultimately be exercised, it is reasonable to assume that such warrants will be exercised only if the exercise price is below the market price of our common stock. To the extent the warrants are exercised, additional shares of our common stock will be issued that will be eligible for resale in the public market, which will result in dilution to our security holders. The issuance of additional securities could also have an adverse effect on the market price of our common stock.
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
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
On May 18, 2009, we held our annual meeting of stockholders. Stockholders voted on one proposal at the meeting and the seven nominees to the Company’s board of directors were elected with the following votes cast for each nominee:

	Affirmative	Withheld
	Votes	Votes
Jeremy Curnock Cook	23,179,084	10,338
Christian Hansen	23,179,084	10,338
Klaus Eldrup-Jørgensen	23,179,084	10,338
Bobby W. Sandage, Jr.	23,179,084	10,338
Florian Schönharting	23,179,084	10,338
Christopher B. Wood	23,179,084	10,338
Philip J. Young	23,179,084	10,338
There were no broker non-votes with respect to the election of directors.
In addition, the proxy statement with respect to the annual meeting mailed to stockholders on or about April 20, 2009, contained a proposal to ratify Weinberg & Co. as the Company’s independent registered accounting firm for the fiscal year ended December 31, 2009. This proposal was withdrawn from the agenda for the annual meeting following the Company’s decision to retain a new independent registered accounting firm, Witt Mares, PLC.
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

OSTEOLOGIX, INC.
Date: August 14, 2009	By:	/s/ Philip J. Young
		Name:	Philip J. Young
		Title:	President and Chief Executive Officer

Date: August 14, 2009	By:	/s/ Philip J. Young
		Name:	Philip J. Young
		Title:	Principal Financial and Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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