Form 10-Q
period 2009-09-30
Osteologix, Inc.
filed 2009-11-16
CIK 1278129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files): Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
As of October 28, 2009, there were 29,483,911 shares of the registrant’s Common Stock, $0.0001 Par Value outstanding.

PART I — FINANCIAL INFORMATION
[Item 1. Financial Statements]
Osteologix, Inc.
(a development stage company)
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)

	September 30,	December 31,
	2009	2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,335	$2,996
Short-term investments	88	1,388
Prepaid expenses and other assets	83	111

Total current assets	1,506	4,495

Equipment, net	3	5

Total assets	$1,509	$4,500

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$201	$575
Accrued liabilities	201	148

Total current liabilities	402	723

Commitments and Contingencies	—	—

Stockholders’ Equity
Preferred stock, $0.0001 par value, 1,000 shares authorized, none issued or outstanding at September 30, 2009 or December 31, 2008	—	—
Common stock, $0.0001 par value, 100,000 shares authorized; 29,484 and 29,142 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	3	3
Additional paid-in-capital	26,596	26,435
Accumulated other comprehensive loss	(290)	(192)
Deficit accumulated during development stage	(25,202)	(22,469)

Total stockholders’ equity	1,107	3,777

Total liabilities and stockholders’ equity	$1,509	$4,500

See accompanying notes to the condensed consolidated financial statements.

Osteologix, Inc.
(a development stage company)
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

					For the Period
					from June 16, 2003
	Three Months Ended		Nine Months Ended		(Inception) to
	September 30,		September 30,		September 30,
	2009	2008	2009	2008	2009

Contract revenue from related party	$—	$—	$—	$—	$750

Operating expenses:

Research and development	195	312	936	1,194	12,371
General and administrative	548	713	1,822	2,453	14,313

Total operating expenses	743	1,025	2,758	3,647	26,684

Loss from operations	(743)	(1,025)	(2,758)	(3,647)	(25,934)

Interest income, net	3	57	25	123	732

Net loss	$(740)	$(968)	$(2,733)	$(3,524)	$(25,202)

Net loss per common share, basic and diluted	$(0.03)	$(0.03)	$(0.09)	$(0.13)

Weighted average number of common shares outstanding-basic and diluted	29,484	29,076	29,456	27,473

See accompanying notes to the condensed consolidated financial statements.

Osteologix, Inc.
(a development stage company)
Condensed Consolidated Statement of Stockholders’ Equity and Comprehensive Loss
For the Period From June 16, 2003 (Inception) through September 30, 2009
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

Osteologix, Inc.
(a development stage company)
Condensed Consolidated Statement of Stockholders’ Equity and Comprehensive Loss
For the Period From June 16, 2003 (Inception) through September 30, 2009
(in thousands, except per share amounts)

					Deficit
				Accumulated	Accumulated
			Additional	Other	During the	Total
	Common Stock		Paid-In	Comprehensive	Development	Stockholders’
	Shares	Amount	Capital	Loss	Stage	Equity
Balance at December 31, 2008	29,142	$3	$26,435	$(192)	$(22,469)	$3,777

Stock issued in lieu of cash for services	342	—	30	—	—	30
Stock based compensation expense	—	—	131	—	—	131
Comprehensive loss:
Net loss for the period	—	—	—	—	(2,733)	(2,733)
Foreign currency translations	—	—	—	(98)	—	(98)

Total comprehensive loss						(2,831)

Balance at September 30, 2009	29,484	$3	$26,596	$(290)	$(25,202)	$1,107

See accompanying notes to the condensed consolidated financial statements.

Osteologix, Inc.
(a development stage company)
Condensed Consolidated Statements of Cash Flow
(in thousands, except per share amounts)
(Unaudited)

			For the Period
	For the Nine Months Ended		From June 16, 2003
	September 30,		(Inception) to
	2009	2008	September 30, 2009
Operating activities
Net loss	$(2,733)	$(3,524)	$(25,202)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2	19	41
Loss on disposal of equipment	—	—	3
Issuance of stock in lieu of cash for services	31	92	324
Stock based compensation	131	155	1,040
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	28	91	(83)
Accounts payable	(374)	(624)	201
Accrued liabilities	53	(102)	201

Net cash used in operating activities	(2,862)	(3,893)	(23,475)

Investing activities
Purchase of short-term investments	(3,255)	(4,927)	(30,239)
Sales and maturities of short-term investments	4,554	2,743	30,151
Purchase of equipment	—	(17)	(47)

Net cash provided by (used in) investing activities	1,299	(2,201)	(135)

Financing activities
Net proceeds from issuance of common stock	—	5,155	25,235

Net cash provided by financing activities	—	5,155	25,235

Effect of exchange rates on cash and cash equivalents	(98)	(57)	(290)

Net (decrease) increase in cash and cash equivalents	(1,661)	(996)	1,335

Cash and cash equivalents at beginning of period	2,996	2,872	—

Cash and cash equivalents at end of period	$1,335	$1,876	$1,335

See accompanying notes to the condensed consolidated financial statements.

Osteologix, Inc.
(a development stage company)
Notes to Condensed Consolidated Financial Statements
September 30, 2009 (Unaudited)
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
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual amounts may differ from those estimates. These condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2009, are not necessarily indicative of results that may be expected for the year ending December 31, 2009. The condensed consolidated balance sheet information as of December 31, 2008 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K. These interim financial statements should be read in conjunction with that report.
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
The Company invests funds that are not required for immediate operating needs primarily in a diversified portfolio of debt securities which are classified as short-term investments on the balance sheet. Management determines the appropriate classification of these marketable debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. As of September 30, 2009, all marketable securities are classified as available-for-sale. These securities are stated at their estimated fair value based upon market quotes. Unrealized gains and losses are included in accumulated other comprehensive loss. The cost of securities sold is based on the specific identification method. The Company has not experienced any significant losses on its investments.
3.	Stock-Based Compensation
The Company uses the Black-Scholes option-pricing model as its method for valuing stock-based compensation, which consists of options and warrants to purchase common stock at or above its fair value at the time of grant. The Company did not grant any options to purchase common stock during the three months ended September 30, 2009. During the nine months ended September 30, 2009, the Company granted incentive stock options to its employees exercisable for 260,000 shares of common stock under the Company’s 2006 Equity Incentive Plan and pursuant to the standard form of Stock Option Agreement under the Plan. The Company also granted stock options to four of its non-employee directors under the Plan and pursuant to the standard form of Stock Option Agreement under the Plan. Each option is exercisable for 40,000 shares of common stock. All of these options have an exercise price of $0.12 per share, vest over four years, and expire 10 years from the date of grant; the Company has estimated the fair value of these options at $0.08 per share using a volatility factor of 75%, expected life of 6.0 years, risk-free interest rate of 1.63% and no payment of dividends. Total expense for stock-based compensation was $44,000 and $53,000 for the three months ended September 30, 2009 and 2008, respectively, and $131,000 and $155,000 for the nine months ended September 30, 2009 and 2008, respectively. As of September 30, 2009, the total unrecognized expense for unvested stock warrants and options was $671,085, which will be expensed over the remaining vesting period of 3.5 years. The aggregate intrinsic value of the options and warrants outstanding and exercisable as of September 30, 2009 was $9,417 based on a closing stock price of $0.52.
4.	Net Loss Per Share
The net loss per share has been computed using the weighted-average number common shares outstanding during the period. During the nine months ended September 30, 2009 and 2008, potentially dilutive options and warrants to purchase common stock aggregating 2,095,000 and 5,670,000 shares, respectively, were outstanding and not considered because their effect would have been antidilutive.
5.	Subsequent Events
The Company has evaluated for subsequent events between the balance sheet date of September 30, 2009 and November 16, 2009, the date the financial statements were issued. We do not believe there are any material subsequent events which would require further disclosure.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements included in this Quarterly Report, other than statements that are purely historical, are forward-looking statements. Words such as “anticipate,” “contemplate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” “will,” “will continue to be,” or the negative of foregoing and similar expressions regarding beliefs, plans expectations or intentions regarding the future also identify forward-looking statements. Forward-looking statements in this Quarterly Report include, without limitation: the statements in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our strategies, beliefs, plans, expectations, anticipations and intentions including, without limitation: (1) NB S101 simultaneously decreases resorption (loss) of existing bone tissue while also increasing formation of new bone tissue; (2) research and development expenses for the balance of 2009 will be in line with the comparable period in 2008; (3) our costs for 2009 will include planning for a phase III clinical trial, additional manufacturing and quality work on the drug product, consultants and medical advisors, and potentially smaller human and animal studies of NB S101; (4) our expectation that we will continue preparing for a larger phase III trial for NB S101; (5) our expectation that general and administrative expenses for the balance of 2009 will be in line with amounts incurred during the comparable periods in 2008; (6) our currently available existing resources will provide liquidity to fund our planned operations through approximately the first quarter of 2010; (7) our belief the development risk for NB S101 is reduced by the demonstrated safety and effectiveness of a drug approved in Europe that contains a different strontium compound as its active ingredient; (8) our plan to continue to acquire and develop products; (9) our plan to either develop the resources to market these products in selected world regions or out-license marketing rights to larger pharmaceutical companies; (10) our plan to follow the phase II clinical trial with a larger phase II and/or phase III clinical trial; (11) our expectation that the larger phase II and/or phase III clinical trial will take at least two years to complete; (12) our expectation that either one or two similar or potentially larger phase III trials will be required; and (13) our plan to seek approval for NB S101 throughout the world, either on our own or in collaboration with a larger pharmaceutical company that has more financial resources than we do.
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
Recently Adopted or Issued Accounting Pronouncements
Pronouncement Issued and Adopted by the Company
Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles - Overall (“ASC 105-10”), which was formerly known as SFAS 168. ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature included in the Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases of conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.
During the quarter ended June 30, 2009 the Company adopted to provisions of SFAS 165 “Subsequent Events”, which was primarily codified into Topic 855 “Subsequent Events” in the ASC, and have evaluated any subsequent event through the date of this filing. We do not believe there are any material subsequent events which would require further disclosure.
Three and Nine Months Ended September 30, 2009 Compared to Three and Nine Months Ended September 30, 2008
Revenues
Osteologix’s products are currently in various stages of research and development, and there were no revenues recorded in the three and nine months ended September 30, 2009 or 2008.
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

Research and development expenses for the third quarter of 2009 compared to the third quarter of the 2008 were as follows (in thousands, except percents):

Three Months Ended September 30,		Increase from Period in Prior Year
2009	2008	Dollars	Percent

$195	$312	$(117)	-38%
Research and development expenses decreased $117,000 for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 as no new additional investigational drug product was manufactured in preparation for future clinical trials.
Research and development expenses for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 were as follows (in thousands, except percents):

Nine Months Ended September 30,		Decrease from Period in Prior Year
2009	2008	Dollars	Percent

$936	$1,194	$(258)	-22%
Research and development expenses decreased $258,000 for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 as expenses paid to outside medical advisors and consultants for documentation related to the completion of the human phase II clinical trial were no longer incurred. For the 2009 period, our research and development costs have consisted primarily of manufacturing additional investigational drug product.
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
General and administrative expenses for the third quarter of 2009 compared to the third quarter of 2008 were as follows (in thousands, except percents):

Three Months Ended September 30,		Decrease from Period in Prior Year
2009	2008	Dollars	Percent

$548	$713	$(165)	-23%
General and administrative expenses decreased by $165,000 for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 because of decreased patent expenses for intellectual property related to NB S101, a reduction in staff, and the consolidation of three offices to one office in Glen Allen, Virginia.
General and administrative expenses for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 were as follows (in thousands, except percents):

Nine Months Ended September 30,		Decrease from Period in Prior Year
2009	2008	Dollars	Percent

$1,822	$2,453	$(631)	-26%

General and administrative expenses decreased by $631,000 for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 for the same reasons general and administrative expenses decreased in the three month period ended September 30, 2009.
For the balance of 2009, we expect general and administrative expenses to be in line with amounts incurred during the comparable period in 2008.
Interest Income
Interest income decreased by $54,000 to $3,000 for the third quarter of 2009 compared to $57,000 for the third quarter of 2008. The decrease in interest income was due to lower average cash and short-term investments balances.
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

	September 30,	December 31,
	2009	2008
Cash, cash equivalents and short-term investments	$1,423	$4,384
Working capital	1,104	3,772
The decrease in our cash, cash equivalents and short-term investments of $2,961,000 during the first nine months of 2009 was due to cash used in operations to fund the continuing development of NB S101, our investigational drug for osteoporosis, and for the general and administrative expenses of operating a public company. We have experienced net losses from our inception through September 30, 2009, and we expect losses to continue as we further our research and development programs.
We expect our cash and cash equivalents as of September 30, 2009 to fund our planned operations through approximately the first quarter of 2010. We may consume available resources more rapidly than currently anticipated, resulting in the need for funding at an earlier date. We may seek to raise additional capital through the sale of equity securities, debt securities, license rights, or through acquisition transactions with companies that have available cash. If adequate funds are not available, we may be required to significantly reduce, refocus or cease our operations, or to obtain funds through arrangements that may require us to relinquish rights to NB S101, which could have a material adverse affect on the price of our common stock.
PLAN OF OPERATION
Our business strategy is to develop drug candidates that target major medical needs and can be rapidly commercialized. We are currently focusing on the treatment and prevention of diseases of bone and joint tissues. NB S101 for the treatment of osteoporosis fits this strategy because the osteoporosis market is large, with over $7 billion in annual product sales, and preclinical, phase I and one phase II human clinical studies have been completed. In addition, a drug which contains a different strontium compound as its active ingredient (as compared to NB S101) has been demonstrated in clinical trials to be safe and effective and is approved for treatment of osteoporosis in Europe, which we believe reduces the development risk for NB S101 when compared to other investigational drugs in completely unproven chemical classes. In executing our business strategy, our management oversees the human clinical trials necessary to establish preliminary evidence of efficacy, and we are seeking to establish collaborative agreements with pharmaceutical and biotechnology companies for their late-stage development and marketing of our product candidates and/or our obtaining rights to develop and market certain of their product candidates. We plan to continue to acquire and develop products, and plan to either develop the resources to market these products in selected world regions or out-license marketing rights to larger pharmaceutical companies.

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
Because we are developing NB S101 and are also seeking to expand our line of investigational drugs by acquiring rights to additional drugs in development, we will require additional financial resources to carry out our plans. We are exploring various options to obtain additional capital, including the licensing of certain rights to NB S101, the sale of equity or debt securities and other alternatives, including acquisition transactions with companies that have available cash. Our ability to successfully raise additional funds for our operations will be based, in part, on overall market conditions, conditions in the biotechnology and pharmaceutical industries, the status and results of our clinical trials (including interpretations of the data and the market potential, which can be subjective), and other parties’ opinions about NB S101 and the osteoporosis market, among other factors. Additional funding may not be available on acceptable terms, if at all. If we are unable to raise additional capital, we may be required to significantly reduce, refocus or cease our operations, or to obtain funds through arrangements that may require us to relinquish rights to NB S101, which could have a material adverse affect on the price of our common stock. The actual amounts we ultimately need for our future operating requirements will vary depending on a number of other factors, including:
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
As required by Rule 13a-15(b) promulgated under the Securities Exchange Act, our management, with the participation of our chief executive officer, evaluated the design and operating effectiveness as of September 30, 2009, of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act. Based on this evaluation our chief executive officer concluded that, as of September 30, 2009, our disclosure controls and procedures were effective at the reasonable assurance level to enable the company to record, process, summarize and report information required under the Securities and Exchange Commission’s rules in a timely fashion.
Changes in Internal Controls
There were no significant changes in our internal control over financial reporting identified in management’s evaluation during the three months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have incurred significant net operating losses since our inception in 2003. To date, we have devoted significant financial resources to the research and development of our investigational drug NB S101. The only revenue we have received since our inception was from a related party in 2005. As a result, we recorded losses of $2.7 million for the nine month period ended September 30, 2009 and $4.7 million for the year ended December 31, 2008, and our consolidated balance sheet had an accumulated deficit of approximately $25.2 million at September 30, 2009. We do not expect to generate any revenue from the sale of our NB S101 in the near term, and we expect to continue to have significant losses for the foreseeable future as we continue clinical development, seek to advance our product candidates closer to market, seek to expand our pipeline of research and development projects, implement additional internal systems and build our infrastructure.
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
We have limited revenues and have experienced net losses and negative cash flows from operations since our inception through September 30, 2009 and expect such losses to continue as research and development programs continue. These conditions raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
Government regulations in the U.S. and other countries have a significant impact on our business and affect research and development, manufacture and marketing of our product candidates. We will require FDA approval to commercialize our product candidates in the U.S. and approvals from similar foreign regulatory authorities to commercialize our product candidates outside the U.S. In order to obtain FDA approval of a product candidate, we must submit to the FDA an NDA demonstrating that the product candidate is safe for humans and effective for its intended use. This demonstration requires significant research and animal tests, which are referred to as pre-clinical studies, as well as human tests, which are referred to as clinical trials. Recently, the FDA has indicated that it will require an additional phase II trial and one large, well-controlled phase III trial, along with additional toxicology studies, to support approval of NB S101. These studies will be time consuming, difficult and costly, and we cannot predict whether our efforts will result in any drugs that the FDA or other regulatory authorities consider safe and effective for humans or whether the FDA or other regulatory authorities will require pre-clinical or clinical trials. The FDA has substantial discretion in the drug approval process, and may refuse to accept our application or may deny approval. If the FDA does not accept or approve our application, it may require us to conduct additional pre-clinical testing or manufacturing studies and submit that data before it will reconsider our application, or require us to perform post-marketing studies. The approval process may also be delayed by changes in government regulation, future legislation, administrative action or changes in FDA policy that occur prior to or during our regulatory review. Delays in obtaining regulatory approvals will increase our operating expenses and delay the commercialization of our product candidates and our ability to derive product revenues from them.

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
We currently have one patent issued in Europe, one patent issued in Japan, two patents issued in the United States and several patent applications pending worldwide. We anticipate filing additional patent applications both in the U.S. and in other countries, as appropriate. These patent applications may not result in the issuance of any additional patents. Moreover, our patent, or any of the patents that may be issued to us in the future, could be challenged, invalidated, circumvented or may otherwise not provide a competitive advantage to us. As a result, others may independently develop similar products or design around our patents and other intellectual property.
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
As of September 30, 2009, we have issued outstanding warrants to purchase 255,240 shares of our common stock at an exercise price of $1.03 a share. Although we cannot determine at this time which of these warrants will ultimately be exercised, it is reasonable to assume that such warrants will be exercised only if the exercise price is below the market price of our common stock. To the extent the warrants are exercised, additional shares of our common stock will be issued that will be eligible for resale in the public market, which will result in dilution to our security holders. The issuance of additional securities could also have an adverse effect on the market price of our common stock.
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
Under current requirements, our auditors will be required to audit the effectiveness of our internal controls for the first time when we file our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. It may be time consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by Sarbanes-Oxley in a manner adequate to withstand the rigors of an external audit, and due to our small size the proportion of costs we need to devote to comply with these requirements may be substantially greater than it is for other companies. If we are unable to maintain compliance with Sarbanes-Oxley’s internal controls requirements, or the audit of the effectiveness of our internal controls identifies new issues when the audit requirements become effective for us, we may not be able to obtain the independent accountant certifications that Sarbanes-Oxley Act requires publicly-traded companies to obtain.

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

OSTEOLOGIX, INC.
Date: November 16, 2009	By:	/s/ Philip J. Young
		Name:	Philip J. Young
		Title:	President and Chief Executive Officer

Date: November 16, 2009	By:	/s/ Philip J. Young
		Name:	Philip J. Young
		Title:	Principal Financial and Accounting Officer

EXHIBIT INDEX

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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