Form 10-K
period 2009-12-31
Osteologix, Inc.
filed 2010-03-31
CIK 1278129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 333-112754

OSTEOLOGIX, INC.
(Exact name of registrant as specified in its charter)

Delaware	32-0104750
(State or other jurisdiction of	(IRS employer
incorporation or organization)	Identification number)

4415 Cox Road, Glen Allen, VA	23060
(Address of principal executive office)	(Zip Code)
(804) 747-6027
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) if the Act:

Name of Each Exchange
Title of Each Class	On Which Registered

Common Stock $0.0001 Par Value	Over-the-Counter Bulletin Board
Securities registered pursuant to Section 12(g) of the act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price of the Common Stock on the Over-the-Counter Bulletin Board on June 30, 2009 was $1.34 million. Shares of Common Stock held by each executive officer and director and by each person or group who owns 10% or more of the outstanding Common Stock at June 30, 2009 have been excluded. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.
On March 12, 2010 there were 31,476,339 shares of the registrant’s common stock outstanding.
Documents incorporated by reference: portions of the Proxy Statement for Registrant’s Annual Meeting of Stockholders scheduled to be held June 14, 2010 are incorporated herein by reference into Part III.

Osteologix, Inc.

PART I
Item 1. Business
Overview of Osteologix
We are in the business of developing pharmaceuticals for the treatment and prevention of diseases of bone and joint tissues. Our lead product candidate, NB S101 (strontium malonate), is a novel pharmaceutical agent in clinical development for treatment of osteoporosis, and in late 2007 we completed a human phase 2 clinical trial of this investigational drug that demonstrated a positive effect of NB S101 on biomarkers of bone loss and on bone mineral density after 12 weeks of treatment. We are currently in the process of discussing development and marketing collaborations with larger pharmaceutical and biotech companies. Designing and conducting a phase 2 and a larger phase 3 clinical trials will be necessary to receive regulatory approval to commercialize NB S101 in the United States. We are publicly traded in the United States on the OTC Bulletin Board under the stock ticker symbol “OLGX” (some quotation systems require the symbol to be entered as “OLGX.OB”).
NB S101 is a strontium salt for treatment of metabolic bone diseases, and we are currently studying its application for the prevention and treatment of osteoporosis. Strontium salts exhibit pharmacologic effects on skeletal tissue that set this class of compounds apart from other existing treatments for osteoporosis. These other treatments either reduce the regular resorption (loss) of bone tissue and are called anti-resorptives, or increase the regular formation of bone tissue and are called anabolic agents. Most notably for strontium products, unlike other approved treatments, both preclinical and clinical studies indicate that strontium simultaneously decreases resorption (loss) of bone while also increasing formation of new bone. The French pharmaceutical company Les Laboratoires Servier, or Servier, has developed their own formulation of a strontium salt, strontium ranelate, or Protelos®, which is also sold under several different trade names, and now sells this as a drug for treatment of osteoporosis throughout Europe. Their clinical studies of strontium ranelate include data from more than 7,000 subjects, and revealed clinical efficacy with adverse event rates comparable to placebo. Most notably, their product also showed few gastrointestinal side effects, a problem associated with the most common current treatment for osteoporosis, an antiresorptive class of drugs called bisphosphonates. In addition, strontium ranelate did not exhibit side effects associated with other classes of approved osteoporosis drugs, such as estrogens, selective estrogen receptor modulators and parathyroid hormone. We believe that our investigational drug, strontium malonate (produced in tablet form as NB S101), which is a new salt and improved formulation and dosage form of strontium, represents a more commercially attractive product than strontium ranelate and the treatments which are approved for osteoporosis. We have completed phase 1 and 2 clinical trials with NB S101 and have met with the U.S. Food and Drug Administration, or the FDA, to obtain advice on our ongoing development plan in the U.S. We plan to develop NB S101 as a New Chemical Entity (NCE) in the U.S. We have identified an alternate pathway for obtaining approval in Europe. Should this alternate pathway be successful we believe we could obtain marketing approval in Europe in 2012.
Currently, our primary goal is to obtain approval for NB S101 for the treatment and prevention of osteoporosis. No product currently approved (or, to our knowledge, under investigation) for the treatment of osteoporosis in the U.S. has demonstrated the ability to increase bone formation and decrease resorption. Our phase 1 study of the pharmacokinetic, or PK, properties of NB S101 revealed that a one gram tablet dose of NB S101 resulted in approximately the same level of strontium in human serum as Servier’s approved product containing two grams of strontium ranelate in sachet formulation, which must be mixed with water before ingestion. Thus, at a lower dose our tablet formulation of strontium has shown bioequivalent levels of strontium to a marketed sachet product that has been proven safe and effective in osteoporotic patients in Europe. More importantly, the recent results of our phase 2 study demonstrated that NB S101 decreased an established biomarker of bone resorption, CTX-1, in a dose-dependent manner by an amount statistically equivalent to or superior to the product approved in Europe. The phase 2 results also showed that NB S101 significantly increased bone mineral density at the lumbar spine and hip with only 12 weeks of treatment, and no significant side effects were noted in the trial.

Company History
After our initial formation in 2003, we began operating activities in early 2004 with chemistry and in vitro studies for the selection and development of NB S101, our lead product candidate for the treatment of osteoporosis. Later in 2004, we established a U.S. presence. In 2005, we expanded our operational capabilities to enter human clinical studies and completed our first phase 1 clinical trial. In 2006, we completed a merger transaction which provided us with additional financing and a public stock listing. Later in 2006, we initiated a phase 2 clinical trial of NB S101, which we completed in the second half of 2007. On November 7, 2007 we announced that the results of this study were positive and that the study met its primary endpoint by showing a statistically significant reduction in a validated biomarker of bone resorption, CTX-1.
We were initially incorporated in Copenhagen, Denmark in 2003 under the name Nordic Bone A/S, before changing our name to Osteologix A/S in 2004. On May 24, 2006, Osteologix A/S merged with Castle & Morgan Holdings, Inc., a U.S. public “shell” company with no operations. Concurrent with the merger, we also raised $10 million in a private placement transaction. As a result of the merger agreement, Osteologix A/S became a wholly-owned subsidiary of Castle & Morgan Holdings, Inc., which subsequently changed its name to Osteologix, Inc. As a result of the May 24, 2006 transactions, the previously outstanding stock of Osteologix A/S was exchanged into a 50.0% ownership of Osteologix, Inc., the private placement investors acquired 36.4% of Osteologix, Inc., and the previous stockholders of Castle & Morgan Holdings, Inc. owned 13.6% of Osteologix, Inc.
Our principal executive offices are located at 4415 Cox Road, Glen Allen, VA 23060, and our telephone number is (804) 747-6025. Our website is located at http://www.osteologix.com. The information on our website is not part of this Annual Report on Form 10-K.
Development of NB S101 for Osteoporosis
We have conducted various studies of NB S101 in animal species and have conducted phase 1 and 2 clinical trials in humans. The phase 1 pharmacokinetic and bioequivalence study was conducted in healthy human volunteers in order to determine the blood levels of strontium at various points in time following administration of a single dose of NB S101. The phase 2 dose-ranging and efficacy study was conducted in postmenopausal women with low bone mineral density in order to determine the drug’s impact on bone resorption and bone mineral density, and to determine the blood levels of strontium over longer periods of time. In addition to these human clinical trials, we have completed long term toxicology and safety studies in rodents and non-rodents.
Osteoporosis Overview
Osteoporosis is a disease characterized by low bone mass and structural deterioration of bone tissue, leading to bone fragility and increased susceptibility to fractures. In initial stages, the disease predominantly affects trabecular bone and skeletal sites (such as spine, hip and wrist) that are rich in trabecular bone are particularly subject to increased risk of osteoporotic fracture. Osteoporosis is defined according to bone mineral density, or BMD, measurements, and a woman is diagnosed with osteoporosis when BMD is at least 2.5 standard deviations below the healthy premenopausal mean. A woman is diagnosed with osteopenia, a precursor to osteoporosis, when her BMD is between one and 2.5 standard deviations below the healthy premenopausal mean.
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
The most severe consequence of osteoporosis is skeletal fracture. According to the NOF, one in two women and one in four men over age 50 can be expected to have an osteoporosis-related fracture at some time. Osteoporosis is responsible for more than 1.5 million fractures in the U.S. annually, including more than 300,000 hip fractures, approximately 700,000 fractures of vertebrae, 250,000 of wrist and 300,000 at other skeletal sites. While hip fractures are two to three times more frequent in women than men, the one-year mortality is nearly twice as high for men, indicating the seriousness of osteoporosis in men.
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
The clinical development of NB S101 was initiated in 2004 with preclinical safety, toxicology and pharmacodynamic studies, in addition to work on formulation. During 2005, we conducted human phase 1 studies to obtain pharmacokinetic data. From 2006 to 2007 we conducted a human phase 2 clinical trial to obtain evidence of the efficacy by measuring BMD and biochemical markers of bone resorption and bone formation. Our preclinical and clinical studies have been conducted according to International Conference on Harmonization, or ICH, guidelines. Future clinical trials are anticipated to include at least one phase 3 human clinical trial, measuring the effect of NB S101 on bone fracture reduction.
Our clinical development plan for NB S101 contemplates pursuing multiple registration pathways and clinical indications with the main emphasis being on filing a New Drug Application, or NDA, with the FDA for NB S101 for prevention and treatment of osteoporosis. We anticipate that approval of our NDA will require a full New Chemical Entity (NCE) development program complying with FDA guidelines, including its “Preclinical and Clinical Evaluation of Agents Used in the Prevention or Treatment of Postmenopausal Osteoporosis,” published in 1994. We also believe we will need to submit a full safety and toxicology package for NB S101. The EMA has published guidelines similar to the FDA’s for development of products for osteoporosis, and we have designed our program to also comply with these requirements. We plan to use the preclinical package, phase 1 studies, phase 2 studies and phase 3 studies for registration in both the U.S. and Europe. Because strontium ranelate has been approved by the EMA, we were able to include strontium ranelate treatment for comparison purposes in clinical trials performed in Europe. We may also be able to use efficacy and safety data from published studies on strontium ranelate to a somewhat lesser extent, although this will have to be discussed with the regulatory authorities. We may also use other published literature on strontium toxicology to a limited extent.
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
In addition to the preclinical studies with NB S101 we carried out, comprehensive documentation on the safety and toxicological properties of strontium salts is available from reference literature. A number of studies to assess possible health effects of various strontium salts suggest strontium itself is considered safe. Based primarily on rat studies, the U.S. Department of Human and Health Services have established a lowest observed adverse effects level of 550 mg/kg/day. For comparison purposes, the highest strontium malonate dose in our recent phase 2 clinical was approximately 40 mg/kg/day, corresponding to about 20 mg/kg/day ionic strontium.
Phase 1 Studies
In September 2005, we completed a phase 1 randomized, pharmacokinetic and bioequivalence study of NB S101 in 60 healthy male volunteers divided into five different groups. The study’s primary objective was to obtain pharmacokinetic data (area under the curve, or AUC, and plasma concentration at the peak, or Cmax) on strontium uptake and elimination from oral administration of NB S101. Secondary objectives included identification of the dose of NB S101 bioequivalent to 2.0 grams Protelos® (the dose approved in Europe), obtaining data on markers of calcium balance and assessment of the dynamic effects of NB S101 on biochemical markers of bone turnover.
From the phase 1 clinical trial, we calculated that 0.99 grams of NB S101 was bioequivalent to 2.0 grams of Protelos, and based on this finding we included a 1.0 gram dose of NB S101 in our phase 2 study, as well as a higher dose (2.0 grams) and a lower dose (0.75 grams), each administered in a tablet once a day. For comparison, our 1.0 gram tablet contains 465 mg of strontium, as compared to 680 mg of strontium contained in the approved dosage of Protelos as a result of our product candidate’s improved bioavailability. We believe the improved bioavailability is due to the different anion (ranelate versus malonate) to the strontium, since ranelate (used in Protelos) appears to bind to strontium stronger than malonate (used in NB S101), thus impairing the uptake of free strontium from the intestinal lumen.
At a later point we plan to carry out an additional phase 1 study addressing and quantifying the effect of food and calcium intake on absorption of NB S101. Calcium is known to affect strontium absorption, probably because strontium and calcium are taken up in the intestine by the same transport mechanisms, resulting in reduced absorption of strontium when calcium is present. Our study plan currently calls for the food and calcium interaction study to be carried out as a controlled, randomized, cross-over study with four interventions, comprising single dose administrations. We estimate that the study population will comprise approximately 30 postmenopausal women. While we believe this study does not need to be completed prior to initiating our next efficacy-demonstrating clinical trial, we believe it needs to be completed prior to our submitting an NDA to the FDA.
Our complete phase 1 program and the package of preclinical safety and toxicology experiments has been designed to be compatible with pursuit of clinical development of NB S101 in osteoporosis and in other clinical indications.
Phase 2 Studies
In November 2007, we completed a phase 2 double-blind, placebo-controlled randomized study of NB S101 in 289 post-menopausal women with low bone mineral density in order to assess the efficacy of our investigational drug. The trial participants were divided into five groups, with three of these groups receiving different doses of NB S101 (0.75 grams, 1.0 grams and 2.0 grams), one group receiving placebo and one group receiving the approved 2.0 gram dose of Protelos® in sachet formulation (because Protelos is not in tablet formulation, the Protelos arm was not blinded to the treatment received). The patients in the trial were treated for 12 weeks and followed-up for four to eight weeks following completion of the treatment portion of the trial.

The primary endpoint in the study was the change in patients’ bone resorption, as measured by the biochemical marker CTX-1. We also captured data regarding the effect of NB S101 on bone formation, bone mineral density and a marker of cartilage degradation as well as the levels of strontium in patients’ serum and the side effects. The goal of our phase 2 study was to document the efficacy of NB S101 and to establish an effective and tolerable dose of NB S101 that will enable us or a pharmaceutical collaborator to initiate phase 3 clinical trials that would be designed to obtain approval of NB S101.
We met the primary endpoint for all three doses of NB S101 evaluated in the trial, showing a statistically significant reduction in CTX-1 as compared to placebo, in a dose dependent manner. The reductions in serum CTX-1 compared to placebo were 13.5 percent in the group receiving the lowest dose of NB S101 (0.75 grams), 15.5 percent in the group receiving the middle dose of NB S101 (1.0 gram) and 22.2 percent in the group receiving the highest dose of NB S101 (2.0 gram) (p<0.001 for all doses vs. placebo). These reductions in the marker for bone resorption were also numerically superior compared to the approved dose of Protelos (Protelos reduced the marker for bone resorption by 8.5 percent), although only the highest dose of NB S101 was statistically significant compared to Protelos. Data from the primary endpoint of the trial are shown in the chart below.

	Primary endpoint - percent change in CTX-1 from baseline to week 12
		Strontium Malonate
	Placebo	0.75 g	1 g	2 g	Protelos®
	N = 56	N = 57	N = 57	N = 58	N = 56

Mean change from baseline relative to placebo, in percent	N/A	-13.48	-15.54	-22.17	-8.50

p-value versus placebo	N/A	<0.001	<0.001	<0.001	0.030

In addition to meeting the primary endpoint, we also saw increases in BMD among the patients receiving NB S101 in comparison to patients on placebo, as shown in the chart of lumbar spine BMD below.

	Lumbar spine - percent change in BMD from screening to week 12
		Strontium Malonate
	Placebo	0.75 mg	1 g	2 g	Protelos®
	N = 56	N = 56	N = 51	N = 56	N = 55

Mean change from screening relative to placebo	N/A	2.29	1.99	2.66	1.96

p-value versus placebo	N/A	0.020	0.049	0.008	0.048

In our phase 2 clinical trial, NB S101 was well-tolerated and side effects were generally mild in all dose groups. There were no significant differences in the side effect profiles between the different treatment groups. It is our belief that the phase 2 trial clearly demonstrates the beneficial effect of NB S101 on bone resorption and on patients’ bone mineral density after only a short treatment period and that more advanced clinical trials should be conducted to support the approval of NB S101.
Phase 3 Studies
We are designing our development plan for NB S101 for osteoporosis to comply with both U.S. and European guidelines. On February 17, 2009, we held a meeting with the FDA regarding the proposed development of NB S101. Based on feedback from the FDA meeting, we believe that the continued development of NB S101 will require an additional phase 2 trial and only one large, well-controlled phase 3 trial.
The FDA and the EMA require positive results from phase 3 studies before they will approve a marketing application. In order to obtain approval for a new drug for the treatment of osteoporosis, current regulatory guidelines require placebo-controlled double-blind studies with fracture reduction as the primary endpoint. An adequate fracture-prevention trial represents a significant time and resource investment, as the treatment duration in the required clinical studies can be up to three years, although recent trials have been conducted with a two-year treatment duration and more recently an advisory group has recommended that these trials be reduced to 18 to 24 months in duration. These trials raise ethical questions concerning the use of placebo groups when approved drugs are available to treat osteoporosis, and both European and U.S. regulatory authorities are currently debating whether continued use of such trials can be recommended. If future guidelines prevent or limit the use of placebo control in such studies, we may plan to alternatively conduct a non-inferiority study against an established osteoporosis treatment or otherwise modify our plans based on any new guidelines established for approval of drugs to treat or prevent osteoporosis.
Based on the current FDA and EMA guidelines and anticipated changes, we anticipate the primary objective of a phase 3 study will be to evaluate the ability of NB S101 to prevent incident vertebral fracture. We also anticipate that we would collect data on non-vertebral fractures, spine, hip and forearm BMD, and biochemical markers of bone and cartilage turnover. We estimate that the phase 3 study may enroll up to 8,000 osteoporotic women, comparing one dose of NB S101 to placebo over a two- to three-year treatment period, with a possible two-year extension. Based on continuing analysis of the phase 2 data and discussions with regulatory agencies, we are continuing statistical assessments before we finalize any phase 3 clinical trial design and determine the specific number of patients needed.
Our clinical development plans are based on the current profile of NB S101, our experience with preclinical and clinical testing of NB S101, our understanding of current FDA and EMA guidelines, and our review of publicly available data on potentially competing products. We expect that continuing analysis of all data available on strontium, NB S101 specifically, and potentially competing drugs in development will increase our knowledge in the field, and may lead to our modifying our current development strategy. In addition, changes in market conditions or regulatory requirements may also require us to modify our development plans or perform additional pre-clinical trials.

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
Globally, sales for osteoporosis drugs grew 7.0% year-on-year from 2004 to $9.6 billion in 2008. We believe that the market for osteoporosis treatments will continue to grow as the population grows older and lives longer. We also believe that the market potential is even greater because many patients with osteoporosis do not comply with their prescribed treatments due to the adverse side effects. We believe that our investigational drug NB S101 offers benefits compared to the current therapies and thus has the potential to be a leading treatment for osteoporosis, if approved.
Our Strategy
Our goal is to add value to clinical development products in areas where we have expertise such as bone disease and women’s health. We aim to develop and commercialize new medications that offer advantages over existing treatments. Our development program for NB S101 is an example of our progress in executing upon this goal. We are opportunistically seeking to develop or acquire other new treatments for bone disease or women’s health. Our strategy is to:
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
Sales and Marketing
To commercialize NB S101, we intend to seek a collaboration with a pharmaceutical company with experience marketing products to physicians that commonly prescribe treatments for osteoporosis, such as general practitioners, with especially broad sales, marketing and distribution capabilities. However, we also plan to evaluate granting licenses to large, regional pharmaceutical companies (such as one license for North America, another for Europe and another for Japan and Asia) that have capabilities to market the product adequately in their respective territories.
Competition
The success of NB S101 will depend in part on our ability to achieve market share at the expense of existing, established products, to leverage favorably with future products in development and to grow new or existing markets. Currently, there are five classes of compounds approved for sale in the U.S. which we see as competition for the treatment and prevention of osteoporosis: bisphosphonates, parathyroid hormone, or PTH, Selective Estrogen Receptor Modulators, or SERMs, Hormone Replacement Therapy, or HRT, and Calcitonin. The following is a summary of these treatments:
•	Bisphosphonates are potent anti-resorptive agents with well established fracture reduction efficacy. Bisphosphonates are the leading treatments for osteoporosis, dominated by alendronate (Fosamax, Merck) and risedronate (Actonel, Procter & Gamble). Newer bisphosphonates have been introduced by Roche (ibandronate, Boniva) and Novartis (zoledronate, Zometa). Bisphosphonates may be taken by men, unlike HRT and SERMs. New formulations for parenteral administration (i.e., intravenous or subcutaneous) are also being introduced. Major side effects include irritation of the gastrointestinal system, which require the patients to stand upright for a period after administration. Furthermore, the poor bioavailability of bisphosphonates limit oral intake (they are generally taken in the morning, and require fasting before and after intake). Osteonecrosis of the jaw bone is being reported in some bisphosphonate users. The FDA is looking into whether bisphosphonates increase the incidence of atrial fibrillation. More recently, the FDA issued an alert that advises physicians that the FDA believes many cases of bone and muscle pain are attributable to bisphosphonates.

•	PTH takes a central role in the body’s regulation of calcium homeostasis and bone turnover. It has a potent anabolic effect on bone tissues, stimulating the formation and maturation of bone-forming osteoblasts which in turn causes significant increases in new bone formation. To date, only one PTH product, Forteo (Eli Lilly), is marketed in the U.S. PTH products, given as daily injections, are approved for severe osteoporosis, where build-up of new bone is key in preventing further deterioration. However, PTH is not recommended for prophylactic or longer term therapy. Typically, treatment duration is limited to two years because of the risk of osteosarcoma revealed in preclinical testing. Moreover, treatment with PTH is inconvenient because it is administered by daily injections.

•	SERMs were developed to preserve beneficial effects of estrogen while minimizing potential side effects. Currently, only one SERM is approved (Evista (raloxifene), by Eli Lilly), but additional SERMs are currently in development or being evaluated by the FDA for approval. SERM action on bone is mainly anti-resorptive, with less potency than the bisphosphonates, but SERMs still significantly reduce fractures in large clinical trials. A primary concern is the SERMs potential ability to affect tissues other than bone, due to the widespread occurrence and pleitrophic effects of sex steroid receptors. Endometrial safety and CNS related effects (e.g. hot flash occurrence) also remain issues with SERMs.

•	HRT was a common therapy among postmenopausal women for many years, as estrogen offers relief of many menopausal inconveniences in addition to its bone protecting effect. However, studies such as the Women’s Health Initiative, show that HRT use is associated with increased risk of breast cancer, cardiovascular disorders and other side effects. Since these studies have been published, there have been significant declines in the usage of HRT, and we believe it will play a much smaller role in the treatment and prevention of osteoporosis in the future. The class is dominated by Premarin (Wyeth).

•	Calcitonin is a natural hormone involved in the physiological maintenance of calcium homeostasis and regulation of skeletal metabolism. It decreases release of calcium by down-regulating the activity of the bone resorbing osteoclasts. Calcitonin is available in a nasal spray, but it is currently used in a relatively small proportion of the osteoporotic population. Although the effect of calcitonin on BMD is lower than those seen with HRT, SERMs, PTH and bisphosphonates, calcitonin has been reported to have some analgesic effects, which may be useful in patients with painful symptoms. Calcitonin has one of the best side effect profiles among currently approved treatments for osteoporosis, which probably is among the key rationale for its use in osteoporosis therapy. Widespread use in osteoporosis is hampered by the lack of clinical proof for fracture prevention.
One osteoporosis product containing strontium has been developed by the French pharmaceutical company Servier. Their product contains strontium ranelate as the active ingredient and is sold under the trade name Protelos®. Protelos was approved for sale by the Committee for Medicinal Products for Human Use, or CHMP, of the EMA in late 2004, and Servier began marketing Protelos in most European countries during 2005. Protelos is formulated in daily 2.0 gram sachets, which are packets of powdered drug substance that must be reconstituted in water prior to ingestion. The phase 3 program conducted by Servier prior to receiving approval of Protelos consisted of two double-blind placebo controlled clinical trials, the Spinal Osteoporosis Therapeutic Intervention, or SOTI, trial for assessing the ability of strontium ranelate to reduce the risk of vertebral (spinal) fractures and the Treatment Of Peripheral Osteoporosis study, or TROPOS, for assessing the ability of Protelos to reduce the risk of peripheral (non-spinal) fractures. Almost 7,000 osteoporotic women in total completed these two three-year studies. In these trials, strontium ranelate demonstrated statistically significant reductions in both vertebral and non-vertebral fractures. Strontium ranelate treatment also increased patients’ BMD and showed concomitant decreases in bone resorption and increases in bone formation. One possible adverse effect of the use of strontium ranelate was an increase in venous thromboembolism (25 cases among 3,352 strontium ranelate treated women compared to 14 cases among 3,317 placebo treated women). In addition, transient mild diarrhea was also seen among some of the strontium-ranelate treated women. Other side-effects in the clinical trials were generally few. In November 2007, the EMA noted that approximately 16 cases of drug rash with eosinophilia and systemic symptoms, or DRESS, had occurred in patients treated with Protelos after approximately 570,000 patient-years of worldwide exposure.

To our knowledge, Protelos is currently the only prescription pharmaceutical product containing ionic non-radioactive strontium, and thus is a relevant competitor for NB S101. We believe that NB S101 is in a superior dosage form (tablet vs. sachet) and that it may have a superior side-effect profile compared to Protelos, while having similar or better efficacy on the skeletal system.
Many major pharmaceutical companies have established an osteoporosis franchise or are in late-stage clinical development with osteoporosis products and several biotechnology companies are pursuing new osteoporosis drugs. One new approach is based on Osteoprotegrin, or OPG, a circulating ‘decoy-receptor’ for the RANK-L hormone (receptor activator of nuclear factor-kappaB-ligand). RANK-L up-regulates formation of osteoclasts and thus increases bone degradation, and a RANK-L-specific monoclonal antibody (AMG-162, or denosumab, Amgen) that inhibits osteoclast activity is currently in late stage clinical development. Other drug targets currently being investigated include: matrix metallo-proteinases, or MMPs, such as cathepsin K; ion channels of importance for osteoclast function such as CLC-7 (Nordic Bioscience); and other endocrine factors involved in physiological regulation of bone turnover (e.g. Calcitonin, marketed by Novartis, and GLP-2 developed by Sanos Bioscience). An important goal for future therapies is to evoke a long-lasting skeletal benefit to enable a build-up of lost bone mass. We believe that one possible way to achieve net bone growth is by positively uncoupling bone resorption and formation as has been observed in long-duration strontium therapy. Thus, we anticipate that the strontium class of pharmaceuticals provides a valuable alternative to existing prophylactic and therapeutic treatment options for osteoporosis.
Intellectual Property
Our goal is to (a) obtain, maintain and enforce patent protection for our product candidates, formulations, processes, methods and other proprietary technologies, (b) preserve our trade secrets and (c) operate without infringing on the proprietary rights of other parties, worldwide. We seek, where appropriate, the broadest intellectual property protection for product candidates, proprietary information and proprietary technology through a combination of contractual arrangements and patents.
We currently have one patent issued in Europe, one patent issued in Japan, two patents issued in the U.S. and several patent applications pending worldwide. Three international patent applications filed on May 6, 2004 form the foundation of our patent portfolio, and the first of these patents was issued in Europe on October 18, 2006. These three patent applications claim water soluble strontium salts and methods of treatment using these salts, controlled release strontium salt compositions, and combinations of strontium salts and other agents. Our three key patent applications and their primary claims are as follows:
•	PCT/DK2004/000328: “Water Soluble Strontium Salts for Use in the Treatment of Cartilage and/or Bone Conditions.” Claims are generally directed to water soluble strontium salts and the use of such formulations to treat metabolic bone diseases. The most notable clinical indication claimed in this application is osteoporosis, but several other metabolic bone diseases are also claimed. The application has entered the national/regional phase 1n the U.S., Japan, Australia, Canada and before the European Patent Organization, or EPO. The European application was granted as a patent on October 18, 2006. A divisional application in Europe containing broader claims is still pending. A continuation-in-part, or CIP, application based on PCT/DK2004/000328 was filed in the U.S. This CIP application contains additional data and is generally directed to compositions and methods for treating bone diseases using strontium salts including NB S101. In Australia, Japan and Canada, a request for examination has been filed.

•	PCT/DK2004/000327: “Combination Treatment with Strontium for the Prophylaxis and/or Treatment of Cartilage and/or Bone Conditions.” This application is generally directed to compositions containing strontium salts and one or more other active substances for the treatment of bone and/or cartilage disorders such as osteoporosis. The application has entered the national/regional phases in the U.S., Japan, Australia, Canada and before the EPO. In Australia, Japan and Canada, a request for examination has been filed.

•	PCT/DK2004/000326: “Controlled Release Composition Containing a Strontium Salt.” This application is generally directed to controlled release formulations of strontium salts and uses for treating a broad variety of cartilage and/or bone diseases, including osteoporosis. The application has entered the national/regional phases in the U.S., Japan, Australia, Canada and before the EPO. In Australia, Japan and Canada, a request for examination has been filed.
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
In addition to the above, we have filed a number of additional applications in order to protect relevant new developments and scientific and clinical knowledge that we have gained. These additional patent applications are for specific methods of manufacturing strontium salts and for other clinical indications, such as treatment of osteonecrosis. All international patent applications which we have filed designate all countries which are party to the Patent Cooperation Treaty, or PCT, which is effectively all major industrialized countries. Our current strategy is to file applications as PCT applications seeking worldwide coverage, and then file applications nationally in the U.S., Europe, Canada, Japan and Australia.
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
To supplement our patent portfolio, we also depend on the skills, knowledge and experience of our scientific and technical personnel, as well as that of our advisors, consultants and other contractors. To help protect our patentable proprietary know-how, and for inventions for which patents may be difficult to enforce, we rely on trade secret protection and confidentiality agreements to protect our interests. We require all employees, consultants, advisors and other contractors to enter into confidentiality agreements that prohibit disclosure of confidential information and, where applicable, require disclosure and assignment to us of ideas, developments, discoveries and inventions important to our business.
Government Regulation
The FDA, comparable foreign regulators and state and local pharmacy regulators impose substantial requirements upon clinical development, manufacture and marketing of pharmaceutical products. These and other entities regulate research and development and the testing, manufacture, quality control, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion of our product candidates.

The drug approval process required by the FDA under the Food, Drug, and Cosmetic Act generally involves:
•	preclinical laboratory and animal tests;

•	submission of an Investigational New Drug Application, or IND, to the FDA prior to commencing human clinical trials;

•	adequate and well-controlled human clinical trials to establish safety and efficacy for intended use;

•	submission of a NDA to the FDA; and

•	FDA review and approval of a NDA.
The testing and approval process requires substantial time, effort and financial resources, and we cannot be certain that any approval will be granted on a timely basis, if at all.
Preclinical tests include laboratory evaluation of the product candidate, its chemistry, formulation and stability and animal studies to assess potential safety and efficacy. Certain preclinical tests must be conducted in compliance with good laboratory practice regulations. Violations of these regulations can, in some cases, lead to invalidation of the studies, requiring them to be replicated. In some cases, long-term preclinical studies are conducted concurrently with clinical studies.
We submitted the preclinical test results, together with manufacturing information and analytical data, to the FDA as part of an IND application. This IND must become effective before we begin human clinical trials in the U.S. The IND automatically becomes effective 30 days after filing, unless the FDA raises questions about conduct of the trials outlined in the IND and imposes a clinical hold, in which case, we must resolve the matters with the FDA before beginning clinical trials. On May 7, 2008, we announced that our IND application was accepted by the FDA.
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
Human clinical trials typically have three sequential phases that may overlap:
•	Phase 1: The drug is initially tested in healthy human subjects or patients for safety, dosage tolerance, absorption, metabolism, distribution and excretion.

•	Phase 2: The drug is studied in a limited patient population to identify possible adverse effects and safety risks, determine efficacy for specific diseases and establish dosage tolerance and optimal dosage.

•	Phase 3: When phase 2 evaluations demonstrate that a dosage range is effective with an acceptable safety profile, phase 3 trials to further evaluate dosage, clinical efficacy and safety, are undertaken in an expanded patient population, often at geographically dispersed sites.
We cannot be certain that we will successfully complete any additional testing of our product candidates within any specific time period, if at all. Furthermore, the FDA, an IRB or the IND sponsor may suspend clinical trials at any time for various reasons, including a finding that subjects or patients are exposed to an unacceptable health risk.
Concurrent with these trials and studies, we also develop chemistry and physical characteristics data and finalize a manufacturing process in accordance with good manufacturing practice, or GMP, requirements. The manufacturing process must conform to consistency and quality standards, and we must develop methods for testing the quality, purity and potency of the final products. Appropriate packaging is selected and tested, and chemistry stability studies are conducted to demonstrate that the product does not undergo unacceptable deterioration over its shelf-life. While we do not own manufacturing facilities, we contract with qualified third parties who must comply with manufacturing practices and procedures established by the FDA for the manufacture of bulk active pharmaceutical ingredients and finished products.

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
Submission of an NDA to the FDA typically requires payment of a fee, which we estimate may exceed $1 million at the time an application for NB S101 may be ready, if at all. Currently, the FDA generally assigns a goal of ten months for issuing its “complete response,” in which the FDA may approve the NDA, deny the NDA or require additional information before coming to a decision on approval or denial of the NDA. The FDA can always decide the NDA does not warrant approval. If the FDA approves the NDA, the product can become available for physicians to prescribe to patients. However, product approval may be withdrawn at any time if regulatory compliance is not maintained or safety problems occur. The FDA may require post-marketing studies, also known as phase 1V studies, as a condition of approval, and may also require surveillance programs to monitor products that have been approved. The FDA has the power to require changes in product labeling or prohibit further marketing based on its discretion.
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
Any products manufactured or distributed by us pursuant to FDA approvals are subject to pervasive and continuing FDA regulation, including record-keeping requirements, reporting of adverse experiences, submitting periodic reports, drug sampling and distribution requirements, manufacturing or labeling changes, record-keeping requirements and compliance with FDA promotion and advertising requirements. Drug manufacturers and their subcontractors are required to register their facilities with the FDA and state agencies and are subject to periodic unannounced inspections for GMP compliance, imposing procedural and documentation requirements upon us and third-party manufacturers. Failure to comply with these regulations could result, among other things, in suspension of regulatory approval, recalls, suspension of production or injunctions, seizures or civil or criminal sanctions. We cannot be certain that we or our present or future subcontractors will be able to comply with these regulations.
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
The U.S. Federal Trade Commission and the Office of the Inspector General of the U.S. Department of Health and Human Services also regulate certain pharmaceutical marketing practices. Government reimbursement practices and policies with respect to our product candidates are also important to our success.

We are subject to numerous federal, state and local laws relating to safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. We may incur significant costs to comply with these laws and regulations. The regulatory framework under which we operate will inevitably change in light of scientific, economic, demographic and policy developments, and such changes may have a material adverse effect on our business.
European Regulation
Similar to requirements in the U.S., in Europe prior regulatory approval is required for phase 1 clinical trials. Thereafter, data from successful phase 1 studies are submitted to regulatory authorities to support applications for phase 2 studies. European authorities typically have one to three months, which may be extended in their discretion, to raise objections to proposed studies. One or more independent ethics committees also review relevant ethical issues, similar to reviews preformed by IRBs.
For European marketing approval, we submit to the relevant authority for review a Marketing Authorization Application providing information on the quality of the chemistry, manufacturing and pharmaceutical aspects of the product as well as non-clinical and clinical data.
The European Union, or E.U., provides two different, elective authorization routes for approval: centralized and decentralized. If submitted via the centralized procedure, our application will be reviewed by members of the Committee for Proprietary Medicinal Products, or CPMP, on behalf of the EMA. Based on that review, the CPMP will provide an opinion on safety, quality and efficacy to the European Commission, which makes the decision to grant or refuse authorization. If the MAA is submitted through the decentralized process we would identify a single country or group of countries to submit the MAA directly to their country specific regulatory authorities.
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
Third-Party Reimbursements
In the U.S., the E.U. and elsewhere, pharmaceutical sales are dependent in part on the availability and adequacy of reimbursement from third party payers such as governments and private insurance plans. Third party payers are increasingly challenging established prices, and new products may have difficulty finding ready acceptance unless there is a clear therapeutic benefit.

Employees
As of December 31, 2009 we had three full time employees, all based in our Virginia office.
Item 1A. Risk Factors
Risks Related to Our Financial Condition
We need additional financing in the near term and may be unable to raise funding when needed, which could force us to delay, curtail or discontinue development of our products or operations.
Developing drugs, conducting clinical trials and commercializing products is expensive. Our future funding requirements will depend on many factors, including:
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
We believe that our cash, including the $1.0 million gross proceeds from the sale of 1,992,428 shares of common stock on January 7, 2010, will only be sufficient to support our current operating plan to approximately the third quarter of 2010. This expectation is based on our current operating plan, which could change as a result of the above-described or other factors, and we may need additional funding sooner than expected. We will need to raise additional funds to support our future development programs, including completion of the clinical trials required to market our investigational drug if we do not enter into an agreement with a larger company to conduct these trials. Our funding requirements may change as a result of many factors, including delays in development activities, underestimates of budget items, unanticipated cash requirements, limitation of development of new potential products, future product opportunities with collaborators, future licensing opportunities and future business combinations. Consequently, we will need to seek additional sources of financing, which may not be available on a timely basis or terms favorable to us, if at all.
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
We may seek to raise additional financing through public or private equity offerings, debt financings, or additional corporate collaboration or licensing arrangements. We cannot be certain that additional funding will be available on a timely basis, on terms favorable to us, or at all. To the extent we raise additional capital by issuing equity securities, our stockholders may experience dilution. To the extent that we raise additional capital by issuing debt securities, we would incur substantial interest obligations, may be required to pledge assets as security for the debt and may be constrained by restrictive financial and/or operational covenants that could limit our flexibility in conducting future business activities. Debt financing would also be senior to our stockholders’ interests in bankruptcy or liquidation. To the extent we raise additional funds through collaboration or licensing arrangements, it may be necessary to relinquish some rights to our technologies or product candidates, or grant licenses on terms unfavorable to us.

We have incurred significant net operating losses since our inception and may not achieve profitability in future periods.
We have incurred significant net operating losses since our inception in 2003. To date, we have devoted significant financial resources to the research and development of our investigational drug NB S101. The only revenue we have received since our inception was from a related party in 2005. As a result, we recorded losses of $3.5 million for the year ended December 31, 2009 and $4.7 million for the year ended December 31, 2008, and our consolidated balance sheet had an accumulated deficit of approximately $26 million at December 31, 2009. We do not expect to generate any revenue from the sale of our NB S101 in the near term, and we expect to continue to have significant losses for the foreseeable future as we continue clinical development, seek to advance our product candidates closer to market, seek to expand our pipeline of research and development projects, implement additional internal systems and build our infrastructure.
To become profitable, we must develop and obtain regulatory approval for our product candidates and effectively manufacture, market and sell these product candidates. Accordingly, we may never generate significant revenues and, even if we do generate significant revenues, we may never achieve profitability in future periods.
Our independent registered public accounting firm has issued an opinion on our consolidated financial statements that states that our consolidated financial statements were prepared assuming we will continue as a going concern.
As discussed in Note 1 to the consolidated financial statements, we have limited revenues and have experienced net losses and negative cash flows from operations since its inception through December 31, 2009 and expects such losses to continue as research and development programs continue. These conditions raise substantial doubt about our ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
The concentrated ownership of our common stock by Nordic may have the effect of delaying or preventing mergers, acquisitions, financings or other significant corporate transactions.
Nordic Biotech K/S, a venture capital firm and limited partnership in Denmark, and its affiliates or, collectively, Nordic, owns approximately 68% of our outstanding common stock. In connection with the January 2010 private placement of 1,992,428 shares of our common stock to Nordic on January 7, 2010, or the January 2010 private placement, our Certificate of Incorporation was amended in March 2010 to decrease the number of authorized shares of our preferred stock from 1,000,000 to 0, decrease the number of number of authorized shares of our common stock 100,000,000 to 38,072,737 and provide that, so long as Nordic and its affiliates are the beneficial owners of at least 20% of the outstanding shares of our common stock, the size of our board of directors may not exceed seven persons and Nordic shall have the right to designate up to three members of our board of directors. We refer to these rights as the Nordic Board Rights, which are in addition to any other rights provided under Delaware law. One of the five members of our board of directors, John M. Barberich, who is also the chairman of our board, is a consultant to the Nordic Biotech Advisors ApS, an affiliate of Nordic. Because of its concentrated ownership of our stock, the Nordic Board Rights, and its current position on our board, Nordic is able to control all matters requiring stockholder approval and is able to exercise significant influence over all matters requiring board approval, including the election of directors, amendment to our bylaws, certificate of incorporation and approval of mergers, acquisitions, going private transactions, financings and other significant corporate transactions, and any decisions concerning the terms of any of these transactions. Nordic is able to prevent a change in control of our company and no person interested in acquiring us will be able to do so without obtaining the consent of Nordic. Nordic may in the future seek to acquire the remainder of our common stock that they do not already own in a going private transaction. Nordic’s interests may not be the same as those of our other stockholders. Nordic is also a stockholder and investor in a number of other biotechnology companies, and there may be conflicts between our business interests and Nordic’s other investments. In addition, if Nordic elects to sell any shares of our common stock which they own in the open market, our stock price is likely to decrease.

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
Government regulations in the U.S. and other countries have a significant impact on our business and affect research and development, manufacture and marketing of our product candidates. We will require FDA approval to commercialize our product candidates in the U.S. and approvals from similar foreign regulatory authorities to commercialize our product candidates outside the U.S. In order to obtain FDA approval of a product candidate, we must submit an NDA to the FDA demonstrating that the product candidate is safe for humans and effective for its intended use. This demonstration requires significant research and animal tests, which are referred to as pre-clinical studies, as well as human tests, which are referred to as clinical trials. Recently, the FDA has indicated that it will require an additional phase 2 trial and one large, well-controlled phase 2 trial, along with additional toxicology studies, to support approval of NB S101. These studies will be time consuming, difficult and costly, and we cannot predict whether our efforts will result in any drugs that the FDA or other regulatory authorities consider safe and effective for humans, or whether the FDA or other regulatory authorities will require pre-clinical or clinical trials. The FDA has substantial discretion in the drug approval process, and may refuse to accept our application or may deny approval. If the FDA does not accept or approve our application, it may require us to conduct additional pre-clinical testing or manufacturing studies and submit that data before it will reconsider our application, or require us to perform post-marketing studies. The approval process may also be delayed by changes in government regulation, future legislation, administrative action or changes in FDA policy that occur prior to or during our regulatory review. Delays in obtaining regulatory approvals will increase our operating expenses and delay the commercialization of our product candidates and our ability to derive product revenues from them.
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

We currently plan to commercialize NB S101 in the U.S. and internationally through collaborative relationships with pharmaceutical companies. For NB S101, we intend to seek a collaboration with a pharmaceutical company with broad sales, marketing and distribution capabilities and also plan to evaluate granting licenses to large, regional pharmaceutical companies (such as one license for North America, another for Europe and another for Japan and Asia) that have capabilities to market the product adequately in their respective territories. Future collaborative relationships are important to the success of NB S101 in the U.S. and internationally because we do not have the regulatory, clinical and commercial resources necessary to obtain approval for and sell our product candidates in the U.S. and throughout the world. We may not be able to enter into collaboration agreements with appropriate other companies for important domestic or foreign markets on acceptable terms, or at all. Such collaborations may not be effective or profitable for us.
In addition, even if we get to the point where our product candidates are marketed, the products and our manufacturers are still subject to continual review by applicable regulatory authorities, including FDA adverse event reporting requirements and FDA requirements governing product distribution, advertising and promotion. At any stage of development or commercialization, the discovery of previously unknown problems with our product candidates, our own manufacturing or the manufacture by third parties may result in restrictions on our product candidates or in their manufacture, including withdrawal of the product from the market.
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
It is possible that patients enrolled in clinical trials will experience adverse side effects that are not currently part of our product candidate’s profile. In addition, our clinical trials involve a comparatively small patient population. Because of the small sample size, their results may not be indicative of future results. Companies typically collect the most reliable information on side effects during the large phase 3 studies, when significant numbers of patients are tested. We have not reached this development stage yet, and we cannot accurately predict if phase 3 studies with our investigational drug, strontium malonate, in tablet form as NB S101, will reveal unexpected side effects. Occurrence of any side effect could delay or terminate further development and hamper or prevent regulatory approval or marketing of our lead product candidate.

The strontium salt that is approved for treating osteoporosis in Europe has exhibited a new potential side effect not seen in clinical trials.
NB S101 contains a salt form of strontium as its active ingredient. There is one product approved in Europe and countries around the world that contains a different salt form of strontium, which is marketed by Servier as Protelos® and other trade names. Protelos was studied in clinical trials involving approximately 7,000 patients prior to its approval in late 2004. In November 2007 the EMA identified a potential side effect and recommended a label change for Protelos. The side effect “drug rash with eosinophilia and systemic symptoms,” or DRESS, was noted in 16 patients following 570,000 patient-years of worldwide exposure (approximately one case per 35,000 patient years), and two of the cases were fatal. The EMA advised physicians and patients to stop treatment with Protelos should a rash occur (generally after three to six weeks of treatment), and to seek further medical advice. For these patients, Protelos should not be reintroduced.
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
Even if the FDA approves one or more of our drug candidates, physicians and patients may not accept or use them. Post-approval market acceptance and use of our drugs will depend upon a number of factors, including perceptions by the health care community, including physicians, about their safety and effectiveness, their cost-effectiveness relative to competing products, the availability of reimbursement for our products from government or other healthcare payors, such as major insurance companies, and the effectiveness of marketing and distribution efforts by us, our licensees and distributors. The failure of NB S101, which we expect to generate substantially all of our product revenues for the foreseeable future, or any of our other product candidates, to find post-approval market acceptance would harm our business, financial condition and results of operations.
Patients may not be able to obtain adequate reimbursement for our drugs.
Our ability to commercialize our drugs, alone or with collaborators, will depend in part on the extent to which reimbursement will be available from government and health administration authorities, private health maintenance organizations, health insurers and other payers. Significant uncertainty exists as to the reimbursement status of newly approved healthcare products. Healthcare payers, including Medicare, routinely challenge prices charged for drugs. Government and other healthcare payers limit both coverage and reimbursement. Even if our product candidates are approved by the FDA, insurance coverage may not be available and reimbursement may be inadequate. If payors do not provide adequate coverage and reimbursement levels, the post-approval market acceptance of our products could be diminished, which would harm our business, financial condition and results of operations.

Our drug-development programs depend upon third-party researchers who are outside our control.
We depend upon independent investigators and collaborators, such as medical institutions, clinical research organizations and universities, to conduct our pre-clinical and clinical trials and, in certain cases, to develop a product for its target indication. We contract with these collaborators, but they are not our employees, and we cannot control the amount or timing of resources they devote to our programs. They may not assign as great a priority to our programs or pursue them as diligently as we would if we were undertaking the programs ourselves. If outside collaborators fail to devote sufficient time and resources to our programs, or if their performance is substandard, the approval of our FDA applications and our introduction of new drugs, if any, will be delayed, which would harm our business, financial condition and results of operations. These collaborators may also have relationships with other commercial entities, some of whom may compete with us. If our collaborators were to assist our competitors at our expense, our competitive position would be harmed.
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
If we are unable to obtain sufficient supplies of raw materials or if there is a significant increase in the price of raw materials, our business would be harmed. If any of our product candidates receives FDA approval, we expect to rely on one or more third-party contractors to supply our drugs. If our current or future third-party suppliers are unable or cease to supply drugs in the quantity and quality we need to manufacture our drug candidates, or if they are unable to comply with GMP standards and other government regulations, the qualification of other suppliers could be a lengthy process, and there may not be adequate alternatives to meet our needs. As a result, we may not be able to obtain the necessary ingredients used in our products in the future on a timely basis, if at all. This would negatively affect our business.
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
Recruiting and retaining qualified personnel will be critical to our success. We need to hire additional qualified personnel with expertise in pre-clinical testing, clinical research and testing, government regulation, formulation, manufacturing and sales and marketing. Competition for such individuals is intense in our industry. We compete for qualified individuals with numerous biopharmaceutical companies, universities and other research institutions, some of which are more established than we are and have the ability to pay more cash compensation than we do. As a result, we cannot be certain that we will be able to recruit and retain qualified new hires or retain existing highly skilled employees, which could harm our business, financial condition and operating results.

Developments by competitors may render our products or technologies obsolete or noncompetitive.
Companies that currently sell osteoporosis products include Servier, Merck, Procter & Gamble, GlaxoSmithKline, Eli Lilly, Wyeth Ayerst, Novartis, Hoffmann-LaRoche and sanofi-aventis. Alternative products and technologies are being developed by these companies and others to improve upon or replace current products for the treatment of osteoporosis, several of which are awaiting FDA approval or are in late-stage clinical trials. Other companies pursuing similar therapeutic areas also represent substantial competition. Many of these competitors have substantially greater financial resources and operate larger research and development organizations than we do. They may also have greater experience in drug development and in obtaining FDA and other regulatory approvals, as well as greater experience in launching, marketing and selling drugs. The greater size and experience of our competitors allows them to develop and market competing products more rapidly and more effectively than we can. If we fail to compete successfully with these competitors, our business, financial condition and operating results would be harmed.
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
We currently have one patent issued in Europe, one patent issued in Japan, two patents issued in the U.S. and several patent applications pending worldwide. We anticipate filing additional patent applications both in the U.S. and in other countries, as appropriate. These patent applications may not result in the issuance of any additional patents. Moreover, our patent, or any of the patents that may be issued to us in the future, could be challenged, invalidated, circumvented or may otherwise not provide a competitive advantage to us. As a result, others may independently develop similar products or design around our patents and other intellectual property rights.
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
An issued patent does not guarantee us the right to practice the patented technology or commercialize the patented product. Third parties may have blocking patents that could be used to prevent us from commercializing our patented products and practicing our patented technology. There are patents held by others for the use of strontium. Within the class of strontium-based pharmaceutical products, Servier has several patents. These include U.S. Patent No. 5,128,367 (European equivalent EP-B-0 415 850), which is directed to strontium ranelate and other metal ranelates, as well as methods and compositions for treating osteoporosis. In addition, Servier’s U.S. Patent No. 4,939,164 (European equivalent EP-B-0 349 432) is directed to a specific strontium salt of pentanedioic acid, as well as methods and compositions for treating osseous diseases using this salt. Also, Servier’s U.S. Patent No. 5,075,336 (European equivalent EB-P-0 445 025) describes specific types of carboxylic acid salts, including strontium salts as well as methods and compositions for treating osseous diseases using these salts. Servier’s U.S. Patent No. 5,856,356 (European equivalent: EP-B-0 813 869) describes the use of strontium salts, including strontium ranelate and strontium malonate, for treatment of arthrosis. Servier has also obtained three additional U.S. patents, Nos. 7,091,364 (European equivalent EP-A-1 403 265), 7,105,683 (European equivalent EP-B-1 403 264) and 7,214,805 (European equivalent EP-A-1 403 266), which are directed to methods of manufacturing strontium salts and chemical intermediates used to prepare such salts. Although we do not believe that we infringe any patents held by others, there can be no assurance that we will not be accused of infringement, which could lead to expensive and time-consuming litigation or that our product candidates will be held not to infringe valid third party patent claims.
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
Testing and marketing medical products entails an inherent risk of product liability. Although side effects from our phase 1 and phase 2 clinical studies have been mild and similar to placebo, we may be held liable if serious adverse reactions from the use of our product candidates occur either in clinical trials or in subsequent marketing. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Our inability to obtain sufficient product liability insurance at acceptable cost against claims could prevent or inhibit the commercialization of pharmaceutical products we develop, alone or with collaborators. We carry clinical trial insurance for our trials but do not carry product liability insurance. We, or any of our collaborators, may be unable to obtain insurance at reasonable cost, if at all. Agreements with future collaborators entitling us to indemnification against losses may not be adequate if claims arise.
Risk Related to Management
We rely on one key executive officer and scientific and medical advisors. Their knowledge of our business and technical expertise would be difficult to replace.
We are highly dependent on our limited number of employees to provide services to us, including our president and chief executive officer, Philip J. Young. We do not have “key person” life insurance policies for our chief executive officer. The loss of the technical knowledge and management and industry expertise of any of our key personnel could result in delays in product development, inability to obtain financing for our business and diversion of management resources, which could adversely affect our operating results, our ability to obtain approval for our product candidates, or even our ability to continue operations as planned.

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
Our success will depend upon the effective management of the development of NB S101 and the effective management of our growth, which will place a significant strain on our management and administrative, operational and financial resources. To manage this anticipated growth, we must consolidate and potentially expand our facilities, augment our operational, financial and management systems and hire and train additional qualified personnel. If we are unable to manage our growth effectively, our business would be harmed.
Risk Related to Common Stock
We cannot assure you that our common stock will become liquid or that it will become listed on a securities exchange.
We plan to list our common stock on the NASDAQ Global Market, the NASDAQ Capital Market or the American Stock Exchange as soon as practical after we meet initial listing requirements. However, we may never be able to meet the initial listing standards of these or any other stock exchanges, or if we do, we may not be able to maintain any such listing. Until our common stock is listed on an exchange, we expect that it will continue to be eligible to be quoted on the OTC Bulletin Board, another over-the-counter quotation system or in the “pink sheets.” In these venues, however, investors and potential investors may find it difficult to obtain accurate stock price quotations and/or may have limitations imposed on their ability to purchase or sell our common stock. In addition, various restrictions may be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling our common stock, which may further affect its liquidity. These restrictions also make it more difficult for us to raise additional capital.
Our common stock is considered a “penny stock.”
The Securities and Exchange Commission, or SEC, has adopted regulations which generally define a “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock is less than $5.00 per share and therefore is a “penny stock.” Brokers and dealers effecting transactions in a “penny stock” must disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our common stock and may affect your ability to sell shares.
Anti-takeover provisions under Delaware law may make an acquisition of us more difficult, even if an acquisition would be beneficial to our stockholders.
Because we are incorporated in Delaware, we are subject to the provisions of Section 203 of the Delaware General Corporation Law. Section 203 may prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us. These provisions under Delaware law could reduce the price that investors might be willing to pay for shares of our common stock in the future and result in the market price being lower than it would be without these provisions.

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
Item 2. Properties.
We have one office location in Glen Allen, Virginia. Research and development activities are generally contracted to others under our supervision, and, accordingly, we do not have our own research and development facilities. Our Glen Allen, Virginia location comprises approximately 1,500 square feet of office space under a lease that expires on December 31, 2010, with monthly lease payments of $2,519.
Item 3. Legal Proceedings.
We are not a party to any material legal proceedings nor are we aware of any circumstance that may reasonably lead a third party to initiate legal proceedings against us.
Item 4. Reserved.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market for Common Equity
Our Common Stock trades on the OTC Bulletin Board under the symbol “OLGX.” Some quotation systems require the symbol to be entered as “OLGX.OB.” The following table sets forth, for the periods indicated, the quarterly high and low trading prices of our common stock as reported on the OTC Bulletin Board for the past three fiscal years.

	High	Low

Fourth Quarter 2009	$0.65	$0.44
Third Quarter 2009	$0.88	$0.46
Second Quarter 2009	$0.87	$0.25
First Quarter 2009	$0.26	$0.09

Fourth Quarter 2008	$0.75	$0.09
Third Quarter 2008	$0.95	$0.62
Second Quarter 2008	$1.20	$0.91
First Quarter 2008	$1.60	$1.10

Fourth Quarter 2007	$2.60	$0.90
Third Quarter 2007	$1.27	$0.88
Second Quarter 2007	$1.05	$0.80
First Quarter 2007	$1.30	$0.90
As of March 12, 2010, there were approximately 31 holders of record of our Common Stock.
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

				For the Period
				from June 16,
				2003 (Inception)
				through
	For the Years Ended December 31,			December 31,
	2009	2008	2007	2009

Contract revenue from related party	$—	$—	$—	$750

Operating expenses:
Research and development	1,182	1,756	4,594	12,616
General and administrative	2,326	3,049	3,745	14,818

Total operating expenses	3,508	4,805	8,339	27,434

Loss from operations	(3,508)	(4,805)	(8,339)	(26,684)

Interest income, net	18	144	302	725

Net loss	$(3,490)	$(4,661)	$(8,037)	$(25,959)

Net loss per common share, basic and diluted	$(0.12)	$(0.17)	$(0.35)

Balance Sheet Data

	As of December 31,
	2009	2008	2007
	(in thousands)
Cash, cash equivalents and short-term investments	$818	$4,384	$4,145
Working capital	399	3,772	2,999
Total assets	888	4,500	4,345
Stockholders’ equity	401	3,777	3,008

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Special Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements included in this Annual Report, other than statements that are purely historical, are forward-looking statements. Words such as “anticipate,” “contemplate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” “will,” “will continue to be,” or the negative of foregoing and similar expressions regarding beliefs, plans expectations or intentions regarding the future also identify forward-looking statements. Forward-looking statements in this Annual Report include, without limitation:
•	The statements in “Item 1. Business” regarding our strategies, beliefs, plans, expectations, anticipations and intentions including (1) the commercial attractiveness of strontium malonate compared to other treatments for osteoporosis; (2) meeting with the FDA and the EMA before conducting larger phase 3 clinical studies in connection with NB S101; (3) exploring the possibility of developing a strontium product for non-osteoporosis indications; (4) the submission of a full safety and toxicology package for NB S101; (5) the improved bioavailability of NB S101 is due to the different anion to the strontium; (6) the benefits of NB S101 compared to the current therapies and its potential to be a leading treatment for osteoporosis; (7) the strontium class of pharmaceuticals provides a valuable alternative to existing prophylactic and therapeutic treatment options for osteoporosis; (8) the success of NB S101 will depend in part on our ability to achieve market share at the expense of existing, established products, to leverage favorably with future products in development and to grow new or existing markets; and (9) NB S101 is in a superior dosage form and it may have a superior side-effect profile compared to Protelos®, while having similar or better efficacy on the skeletal system;

•	The statements in “Item 1. Business” regarding our strategies, beliefs, plans, expectations, anticipations and intentions including (1) expanding our current product pipeline by internal development, acquisitions and/or in licensing of additional product candidates, which may include pharmaceutical projects within the field of bone and joint-related disorders; (2) future phase 3 human clinical trials will include measuring the effect of NB S101 on bone fracture reduction; (3) using the preclinical package, phase 1 studies, phase 2 studies and phase 3 studies for registration in both the U.S. and Europe; (4) using efficacy and safety data from published studies on strontium ranelate; (5) the external performance of clinical studies, including all preclinical studies, in collaboration with suitable CROs and academic research institutions; and (6) that the Phase 2 clinical trial clearly demonstrates the beneficial effect of NB S101 on bone resorption and on patients’ bone mineral density after only a short treatment period and that more advanced clinical trials should be conducted to support the approval of NB S101.

•	The statements in “Item 1. Business” regarding our strategies, beliefs, plans, expectations, anticipations and intentions including (1) exploring the possibility of developing a strontium product for non-osteoporosis indications in which the uncoupling action of strontium on bone metabolism would be expected to provide substantial therapeutic benefit; and (2) our plan to conduct more preclinical studies in the near future for one or more different indications for NB S101 or other strontium product(s) covered by our intellectual property portfolio;

•	The statements in “Item 1. Business” regarding our strategies, beliefs, plans, expectations, anticipations and intentions including (1) the primary objective of a phase 3 study will be to evaluate the ability of NB S101 to prevent incident vertebral fracture; (2) the types of data on we will collect during various studies; (3) continuing analysis of all data available on strontium, NB S101 specifically, and potentially competing drugs in development will increase our knowledge in the field, and may lead to our modifying our current development strategy; (4) carrying out an additional phase 1 study addressing and quantifying the effect of food and calcium intake on absorption of NB S101; (5) the additional phase 1 study addressing and quantifying the effect of food and calcium intake on absorption of NB S101 does not need to be completed prior to initiating our next efficacy-demonstrating clinical trial, but does need to be completed prior to our submitting an NDA to the FDA; and (6) the continued development of NB S101 will require an additional phase 2 trial and only one large, well-controlled phase 3 trial;

•	The statements in “Item 1. Business” regarding our strategies, beliefs, plans, expectations, anticipations and intentions including (1) the increase in osteoporosis prevalence in the Western population ages in the coming decades; (2) better treatments will lead to a higher percentage of patients on medication; (3) the continued growth of the osteoporosis treatments as the population grows older and lives longer; (4) the future impact on the market due to patients with osteoporosis not complying with their prescribed treatments due to the adverse side effects; (5) one possible way to achieve net bone growth is by positively uncoupling bone resorption and formation;(6) HRT’s smaller role in the treatment and prevention of osteoporosis in the future; and (7) osteoporosis and other diseases of skeletal deterioration remain underserved medical needs;

•	The statements in “Item 1. Business” regarding our strategies, beliefs, plans, expectations, anticipations and intentions including (1) approval of our NDA will require a full development program complying with FDA guidelines; (2) collaborating with a major global pharmaceutical company with experience marketing products to physicians that commonly prescribe treatments for osteoporosis; (3) using external collaborators, contract and clinical research organizations, and scientific and business contacts and consultants to access the most relevant expertise and identify the most appropriate potential development programs and partners; (4) retaining the internal core competency required for design, planning, supervision and interpretation of the clinical studies; (5) our goal of adding value to clinical development products in areas where we have expertise such as bone disease and women’s health; and (6) we are seeking to develop or acquire other new treatments for bone disease or women’s health;

•	The statements in “Item 1. Business” regarding our strategies, beliefs, plans, expectations, anticipations and intentions including (1) granting licenses to large, regional pharmaceutical companies that have capability to market the product adequately in their respective territories; (2) our ability and freedom to develop our strontium salts for the treatment of metabolic bone diseases such as osteoporosis; and (3) the likelihood that Aditech will not develop products that are licensed from us;

•	The statements in “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” that we currently intend to retain any earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future;

•	The statements in this “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our strategies, beliefs, plans, expectations, anticipations and intentions including (1) our ability to convert our short-term investments into cash; (2) our plans to continue to acquire and develop products and to either develop the resources to market these products in selected world regions or out-license marketing rights to larger pharmaceutical companies; (3) our currently available existing resources, including the net proceeds from the January 2010 private placement, will provide liquidity to fund our planned operations to approximately the third quarter of 2010; (4) we will require additional financial resources to carry out our business strategy; (5) our ability to successfully raise additional funds for our operations will be based, in part, on overall market conditions, conditions in the biotechnology and pharmaceutical industries, the status and results of our clinical trials (including interpretations of the data and the market potential, which can be subjective), and other parties’ opinions about NB S101 and the osteoporosis market, among other factors; (6) the actual amounts we ultimately need for our future operating requirements will vary depending on a number of other factors, including those factors specifically listed; (7) our plan to follow the phase 2 clinical trial with a larger phase 2 and/or phase 3 clinical trial that we estimate will take at least two years to complete; (8) we may license the rights to NB S101 to a larger company before any of our clinical trials are complete or we may choose to retain all rights ourselves without entering into a license or collaborative agreement; and (9) NB S101 simultaneously decreases resorption (loss) of existing bone tissue while also increasing formation of new bone tissue;

•	The statements in this “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our strategies, beliefs, plans, expectations, anticipations and intentions including (1) we do not expect significant revenues for several years, if at all; (2) our costs for 2010 are expected to continue to include planning for a phase 3 clinical trial, additional manufacturing and quality work on the drug product, consultants and medical advisors, and potentially smaller human and/or animal studies of NB S101; and (3) general and administrative expenses for 2010 are expected to decrease modestly compared to the amounts incurred during 2009.
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
Company Information
We are in the business of developing pharmaceuticals for the treatment and prevention of diseases of bone and joint tissues. Our lead product candidate, NB S101 (strontium malonate), is in clinical development for treatment of osteoporosis, and in late 2007 we completed a human phase 2 clinical trial of this investigational drug which demonstrated a positive effect of NB S101 on biomarkers of bone loss and on bone mineral density after 12 weeks of treatment. We are currently in process of discussing development and marketing collaborations with larger pharmaceutical and biotech companies. Designing and conducting larger phase 3 clinical trials will be necessary to receive regulatory approval to commercialize NB S101. We are publicly traded in the United States on the OTC Bulletin Board under the stock ticker symbol “OLGX” (some quotation systems require the symbol to be entered as “OLGX.OB”).
Currently, our primary goal is to obtain approval for NB S101 for the treatment and prevention of osteoporosis. We believe, based on preclinical and clinical data, that NB S101 simultaneously decreases resorption (loss) of existing bone tissue while also increasing formation of new bone tissue. No product currently approved (or, to our knowledge, under investigation) for the treatment of osteoporosis in the U.S. has demonstrated the ability to increase bone formation and decrease resorption. Our phase 1 study of the pharmacokinetic, or PK, properties of NB S101 revealed that a one gram tablet dose of NB S101 resulted in approximately the same level of strontium in human serum as a European company’s approved product containing two grams of strontium ranelate in sachet formulation, which must be mixed with water before ingestion. Thus, at a lower dose our tablet formulation of strontium has shown bioequivalent levels of strontium to a marketed sachet product that has been proven safe and effective in osteoporotic patients in Europe. More importantly, the recent results of our phase 2 study demonstrated that NB S101 decreased an established biomarker of bone resorption, CTX-1, in a dose-dependent manner by an amount statistically equivalent to or superior to the product approved in Europe. The phase 2 results also showed that NB S101 significantly increased bone mineral density at the lumbar spine and hip with only 12 weeks of treatment, and no significant side effects were noted in the trial.

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
Accounting for stock options. Beginning on January 1, 2006, we began accounting for stock options under the provisions of SFAS 123R (ASC Topic 718, Stock Compensation), which requires the recognition of the fair value of stock-based compensation. The fair value of stock options was estimated using a Black-Scholes option valuation model. This model requires the input of subjective assumptions, including expected stock price volatility, expected life and estimated forfeitures of each award. The fair value of equity-based awards is amortized over the vesting period of each award, and we have elected to use the straight-line method of amortization. Due to the limited amount of historical data available to us, particularly with respect to stock-price volatility, employee exercise patterns and forfeitures, actual results could differ from our assumptions.
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
We estimate the fair value of options granted using the Black-Scholes option valuation model. As allowed by Staff Accounting Bulletin (SAB) No. 107, Share-Based Payment, we have opted to use the simplified method for estimating our expected term equal to the midpoint between the vesting period and the contractual term of our stock options. We estimate the volatility of our common stock at the date of grant based on the historical volatility of our common stock and, due to our limited time as an operating public company, that of other small public companies in the healthcare industry, consistent with provisions of SFAS 123R and SAB 107. We base the risk-free interest rate that we use in the Black-Scholes option valuation model on the implied yield in effect at the time of option grant on U.S. Treasury zero-coupon issues with equivalent remaining terms. We have never paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero in the Black-Scholes option valuation model. SFAS 123R requires us to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. For options granted on or after January 1, 2006, we amortize their fair value on a straight-line basis. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods. We may elect to use different assumptions under the Black-Scholes option valuation model in the future, which could materially affect our net income or loss and net income or loss per share.
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

Recently Adopted or Issued Accounting Pronouncements
Pronouncement Issued and Adopted by the Company
Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board, or FASB, Accounting Standards Codification (ASC) 105-10, Generally Accepted Accounting Principles — Overall, or ASC 105-10, which was formerly known as SFAS 168. ASC 105-10 establishes the FASB Accounting Standards Codification, or Codification, as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature included in the Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates, or ASUs. The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases of conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.
During the quarter ended June 30, 2009 the Company adopted to provisions of SFAS 165 “Subsequent Events,” which was primarily codified into Topic 855, “Subsequent Events” in the ASC, and have evaluated any subsequent event through the date of this filing. On January 7, 2010, Osteologix completed the sale of 1,992,428 shares of common stock to Nordic Biotech Opportunity Fund K/S, an affiliate of Nordic Biotech K/S, the Company’s largest shareholder, at a price of $0.5019 per share for gross proceeds of $1,000,000 and increasing Nordic Biotech K/S funds ownership percentage to approximately 68%.
RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007:
Revenues
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
Research and Development Expenses
Expenditures relating to research and development are expensed as incurred. Research and development expenses include clinical trial costs, preclinical studies, payments to contract research organizations, compensation expenses for research and development personnel, development and manufacturing costs for investigational drugs, supplies and related consulting and advisor costs.
Research and development expenses, and the changes compared to the previous year, were as follows:

For the Years Ended December 31,			Decrease Compared to Previous Year
2009	2008	2007	2009	2008

$1,182,000	$1,756,000	$4,594,000	$(574,000)	$(2,838,000)
			-33%	-62%
Research and development expenses decreased $574,000 compared to 2008 as expenses paid to outside medical advisors and consultants for documentation related to the completion of the human phase 2 clinical trial were no longer incurred. In 2009, our research and development costs consisted primarily of manufacturing additional investigational drug product.

Research and development expenses decreased significantly in 2008 compared to 2007 because of the completion of our human phase 2 clinical trial in November 2007. While the phase 2 clinical trial was underway, substantially all of our research and development costs were related to this study. In 2008, our research and development costs consisted primarily of costs paid to outside medical advisors and consultants assisting us with formatting the preclinical and clinical trial documentation in a manner that is designed to meet the quality requirements of the FDA, completion of documentation regarding drug manufacturing and quality specifications for NB S101, manufacturing additional investigational drug product, costs related to the preparation and filing of an IND filing with the FDA, and planning the next human clinical trial.
We expect that our costs for 2010 will continue to include planning for a phase 3 clinical trial, additional manufacturing and quality work on the drug product, consultants and medical advisors, and potentially smaller human and/or animal studies of NB S101 as we continue preparing for a larger trial.
General and Administrative Expenses
General and administrative expenses include compensation expense for personnel not directly involved in research and development activities, management and other administrative personnel costs, insurance and accounting, legal and patent expenses.
General and administrative expenses, and the changes compared the previous year, were as follows:

For the Years Ended December 31,			Decrease Compared to Previous Year
2009	2008	2007	2009	2008
$2,326,000	$3,049,000	$3,745,000	$(723,000)	$(696,000)
			-28%	-19%
General and administrative expenses decreased $723,000 in 2009 compared to 2008 due to decreased patent expenses for intellectual property related to NB S101, a reduction in staff and the consolidation of three offices to one office in Glen Allen, Virginia.
General and administrative expenses decreased $696,000 in 2008 compared to 2007 largely due to severance payments that were made in 2007 to our former chief executive officer that did not recur in 2008, and a decrease in staffing from four full time equivalents in 2007 to three in 2008.
We expect general and administrative expenses for 2010 to decrease modestly compared to the amounts incurred during 2009.
Interest Income
Interest income decreased by $126,000, to $18,000 in 2009 compared to 2008. The lower interest income in 2009 was due to lower average cash and short-term investments balances. Interest income was $144,000 in 2008, a decrease of $158,000 from 2007. The decrease was a result of lower average cash and short-term investment balances for 2008 as compared to 2007, in addition to lower interest rates received in 2008.
LIQUIDITY AND CAPITAL RESOURCES
We measure our liquidity primarily by the cash, cash equivalents and short-term investments, as well as the working capital, available to fund our operations. Since we were founded in 2003, we have applied the majority of our resources to research and development programs, primarily the development of NB S101, and administrative expenses to support our operations. We have operated at a loss since inception and expect to continue to incur losses in the future as a result of our ongoing research and development efforts. To date we have funded our operations primarily through the sale of common stock.

In measuring liquidity, we do not distinguish between cash and short-term investments because all of our short-term investments are available for sale and we believe they can readily be converted to cash if needed. The following table summarizes our cash, cash equivalents and short-term investments, and our working capital available to fund our operations:

	December 31,	December 31,
	2009	2008
Cash, cash equivalents and short-term investments	$818,000	$4,384,000
Working capital	399,000	3,772,000
The decrease in our cash, cash equivalents and short-term investments of $3,566,000 and working capital of $3,373,000 during 2009 was due to cash used in operations to fund the continuing development of NB S101 including the general and administrative expenses of operating a public company. We have experienced net losses from our inception through December 31, 2009, and we expect losses to continue as we further our research and development programs.
On January 7, 2010, we sold 1,992,448 shares of our common stock in the January 2010 private placement to an affiliate of Nordic for an aggregate purchase price of $1.0 million, or approximately $0.5019 per share.
We expect our cash and cash equivalents, including the net proceeds of the January 2010 private placement, to be able to fund our planned operations to approximately the third quarter of 2010. It is possible that we will consume available resources more rapidly than currently anticipated, resulting in the need for funding prior to the third quarter of 2010. If adequate funds are not available, we may be required to significantly reduce, refocus or cease our operations, or to obtain funds through arrangements that may require us to relinquish rights to NB S101, which could have a material adverse affect on the price of our common stock.
PLAN OF OPERATION
Our business strategy is to develop drug candidates that target major medical needs and can be rapidly commercialized. We are currently focusing on the treatment and prevention of diseases of bone and joint tissues. NB S101 for the treatment of osteoporosis fits this strategy because the osteoporosis market is large, with over $7 billion in annual product sales, and preclinical, phase 1 and one phase 2 human clinical studies have been completed. In addition, a drug which contains a different strontium compound as its active ingredient (as compared to NB S101) has been proven safe and effective and is approved for treatment of osteoporosis in Europe, which we believe reduces the development risk for NB S101 when compared to other investigational drugs in completely unproven chemical classes. In executing our business strategy, our management oversees the human clinical trials necessary to establish preliminary evidence of efficacy, and we are seeking to establish collaborative agreements with pharmaceutical and biotechnology companies for their late-stage development and marketing of our product candidates and/or our obtaining rights to develop and market certain of their product candidates. We plan to continue to acquire and develop products, and plan to either develop the resources to market these products in selected world regions or out-license marketing rights to larger pharmaceutical companies.
We believe that our available existing resources, including the net proceeds from the January 2010 private placement, will provide liquidity to fund our planned operations to approximately the third quarter of 2010. Because the business of developing pharmaceutical products is time-consuming and expensive, and NB S101, our most advanced investigational drug, still must complete pivotal human clinical trials before it can be marketed, we will require additional financial resources to carry out our business strategy. We plan to follow our recent phase 2 clinical trial with a larger phase 2 and/or phase 3 clinical trial that we estimate will take at least two years to complete. After or possibly concurrent with our next clinical trial, either one or two similar or potentially larger phase 3 trials will be required. We may license the rights to NB S101 to a larger company before any of our clinical trials are complete, or we may choose to retain all rights ourselves without entering into a license or collaborative agreement. If the results of our clinical trials are positive, we plan to seek approval for NB S101 throughout the world, either on our own or in collaboration with a larger pharmaceutical company that has more financial resources than we do.

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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
In the normal course of business, our financial position is subject to a variety of risks, including market risk associated with interest rate movements. Our short-term investments have the greatest exposure to interest rate movements, and as a result, we have limited the maturities of the securities in our portfolio. We do not anticipate material potential losses in any areas related to interest rate movements.

Item 8. Financial Statements and Supplementary Data.
OSTEOLOGIX, INC.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A(T). Controls and Procedures.
Under the supervision and with the participation of our management, including our principal executive officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report, or the Evaluation Date. Based on this evaluation, our principal executive officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the material information required to be included in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to us, including our consolidating subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.
There were no changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.
Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our principal executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control Over Financial Reporting — Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
Based on our evaluation under the framework in Internal Controls — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.
This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by Item 10 is incorporated herein by reference to the sections of the Proxy Statement entitled “Directors and Executive Officers of the Company,” “Certain Relationships and Related Transactions,” and “Compliance with Section 16(a) of the Exchange Act.”
Item 11. Executive Compensation.
The information required by Item 11 is incorporated herein by reference to the sections of the Proxy Statement entitled “Executive Compensation,” “Director Compensation” and “Employment Contracts and Termination of Employment, and Change in Control.”
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

PART IV
Item 15. Exhibits, Financial Statement Schedules.
The following documents are being filed as part of this report:
(1)	The following financial statements of the Company and the report of Witt Mares, PLC are included in Part II, Item 8:
Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statement of Stockholders’ Equity and Comprehensive Loss

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements
(2)	All financial statement supporting schedules are omitted because the information is inapplicable or presented in the Notes to Consolidated Financial Statements.

Exhibit Number	Description
3.1	Articles of Incorporation, as amended

3.2	Amended and Restated Bylaws of Osteologix, Inc. (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-QSB filed for the quarter ended September 30, 2006)

4.1	Subscription Agreement, dated as of May 24, 2006 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 31, 2006 (the “May 31, 2006 Form 8-K”)

4.2	Registration Rights Agreement, dated as of May 24, 2006 (incorporated herein by reference to Exhibit 10.3 to the May 31, 2006 Form 8-K)

4.3
Securities Purchase Agreement, dated as of June 4, 2007, by and between the Registrant and the subscribers identified on the signature pages thereto (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 7, 2007 (the “June 7, 2007 Form 8-K”))

4.4
Registration Rights Agreement, dated as of June 4, 2007, by and between the Registrant and the subscribers identified on the signature pages thereto (incorporated herein by reference to Exhibit 10.2 to the June 7, 2007 Form 8-K)

4.5
Securities Purchase Agreement, dated as of March 27, 2008, by and among the Registrant and the purchasers named on the signature page thereto (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 27, 2008 (the “March 27, 2008 Form 8-K”))

4.6	Registration Rights Agreement entered into on March 27, 2008 by and among the Registrant and Holders named therein (incorporated herein by reference to Exhibit 10.2 to the March 27, 2008 Form 8-K)

4.7	Form of Warrant, dated as of March 27, 2008 (incorporated herein by reference to Exhibit 10.3 to the March 27, 2008 Form 8-K)

10.1
Patent License Agreement between Osteologix A/S and Aditech Pharma AB dated November 30, 2005 (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-KSB filed on March 27, 2007 (the “2007 Form 10-K”))

10.2	Osteologix, Inc. Equity Incentive Plan (incorporated herein by reference to Exhibit 10.5 to the 2007 Form 10-K)*

10.3
Employment Agreement between Osteologix, Inc. and Philip J. Young dated as of April 3, 2007 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 3, 2007)*

Exhibit Number	Description
10.4
Amendment to Employment Agreement between Osteologix, Inc. and Philip J. Young dated as of December 12, 2007 (incorporated herein by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K filed on March 25, 2008 (the “2008 Form 10-K”))*

10.5
Employment Agreement between Osteologix, Inc. and Matthew M. Loar dated as of September 14, 2007 (incorporated herein by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-QSB filed on November 14, 2007)*

10.6	Amendment to Employment Agreement between Osteologix, Inc. and Matthew M. Loar dated as of December 12, 2007 (incorporated herein by reference to Exhibit 10.8 to the 2008 Form 10-K)*

10.7
Letter Agreement, dated April 15, 2008, by and between the Registrant and Matthew M. Loar (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 15, 2008)

10.8
Amendment No. 2 to Employment Agreement by and between Osteologix, Inc. and Philip J. Young, dated June 5, 2008 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 5, 2008)

21.1	Subsidiary List

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	Certifications of Chief Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

*	management contract or compensatory plan or arrangement

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OSTEOLOGIX, INC. Principal Executive Officer:
Date: March 31, 2010	By:	/s/ Philip J. Young
		Name:	Philip J. Young
		Title:	President and Chief Executive Officer

Principal Financial and Accounting Officer:
Date: March 31, 2010	By:	/s/ Philip J. Young
		Name:	Philip J. Young
		Title:	Chief Financial Officer

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

Name	Title	Date

/s/ John M. Barberich	Chairman of the Board of Directors	March 31, 2010
John Barberich

/s/ Philip J. Young Philip J. Young	President, Chief Executive Officer, Chief Financial Officer, and Director	March 31, 2010

/s/ Jeremy Curnock Cook Jeremy Curnock Cook	Director	March 31, 2010

/s/ Klaus Eldrup-Jørgensen Klaus Eldrup-Jørgensen	Director	March 31, 2010

/s/ Bobby W. Sandage, Jr. Bobby W. Sandage, Jr.	Director	March 31, 2010

Osteologix, Inc.
Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	F-2

Report of Independent Registered Public Accounting Firm	F-3

Consolidated Balance Sheets as of December 31, 2009 and 2008	F-4

Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007 and for the period from June 16, 2003 (Inception) through December 31, 2009	F-5

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss for the period from June 16, 2003 (Inception) through December 31, 2009	F-6

Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007 and for the period from June 16, 2003 (Inception) through December 31, 2009	F-8

Notes to the Consolidated Financial Statements	F-9

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Osteologix, Inc.
Glen Allen, Virginia
We have audited the accompanying consolidated balance sheet of Osteologix, Inc. and subsidiary (the “Company”), a development stage company, as of December 31, 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for the year ended December 31, 2009, and for the period from June 16, 2003 (inception) through December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We did not audit the consolidated financial statements of Osteologix, Inc., a development stage company, which statements reflect total revenues of $750,000 and a net loss of $22,469,000 for the period from June 16, 2003 (inception) through December 31, 2008. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Osteologix, Inc., is based solely on the report of the other auditors.
We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Osteologix, Inc. and subsidiary as of December 31, 2009 and the consolidated results of their operations and their cash flows for year ended December 31, 2009, and for the period from June 16, 2003 (inception) through December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.
The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has limited revenues and has experienced net losses and negative cash flows from operations since its inception through December 31, 2009 and expects such losses to continue as research and development programs continue. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Witt Mares, PLC
Richmond, Virginia
March 23, 2010

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of:
Osteologix, Inc. and Subsidiary
We have audited the accompanying consolidated balance sheet of Osteologix, Inc. and subsidiary (the “Company”), a development stage company, as of December 31, 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2008, and for the period from June 16, 2003 (inception) through December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Osteologix, Inc. and subsidiary as of December 31, 2008 and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2008, and for the period from June 16, 2003 (inception) through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.
The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has limited revenues and has experienced net losses and negative cash flows from operations since its inception, and expects such losses to continue. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Weinberg & Company, P.A.
Los Angeles, California
March 17, 2009

Osteologix, Inc.
(a development stage company)
Consolidated Balance Sheets
(in thousands, except per share amounts)

	December 31,	December 31,
	2009	2008

Assets
Current assets:
Cash and cash equivalents	$818	$2,996
Short-term investments	0	1,388
Prepaid expenses and other assets	68	111

Total current assets	886	4,495

Equipment, net	2	5

Total assets	$888	$4,500

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$326	$575
Accrued liabilities	161	148

Total current liabilities	487	723

Commitments and contingencies
Stockholders’ Equity
Preferred stock, $0.0001 par value, 1,000 shares authorized; none issued or outstanding at December 31, 2009 and 2008	—	—
Common stock, $0.0001 par value, 100,000 shares authorized; 29,484 shares issued and outstanding at December 31, 2009, 29,142 shares issued and outstanding at December 31, 2008	3	3
Additional paid-in capital	26,640	26,435
Accumulated other comprehensive loss	(283)	(192)
Deficit accumulated during development stage	(25,959)	(22,469)

Total stockholders’ equity	401	3,777

Total liabilities and stockholders’ equity	$888	$4,500

See accompanying notes to consolidated financial statements.

Osteologix, Inc.
(a development stage company)
Consolidated Statements of Operations
(in thousands, except per share amounts)

				For the Period
				from June 16,
				2003 (Inception)
				through
	For the Years Ended December 31,			December 31,
	2009	2008	2007	2009

Contract revenue from related party	$—	$—	$—	$750

Operating expenses:
Research and development	1,182	1,756	4,594	12,616
General and administrative	2,326	3,049	3,745	14,818

Total operating expenses	3,508	4,805	8,339	27,434

Loss from operations	(3,508)	(4,805)	(8,339)	(26,684)

Interest income, net	18	144	302	725

Net loss	$(3,490)	$(4,661)	$(8,037)	$(25,959)

Net loss per common share, basic and diluted	$(0.12)	$(0.17)	$(0.35)

Weighted average number of common shares outstanding — basic and diluted	29,463	27,891	23,275

See accompanying notes to consolidated financial statements.

Osteologix, Inc.
(a development stage company)
Consolidated Statement of Stockholders’ Equity and Comprehensive Loss
For the Period From June 16, 2003 (Inception) through December 31, 2009
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

Osteologix, Inc.
(a development stage company)
Consolidated Statement of Stockholders’ Equity and Comprehensive Loss
For the Period From June 16, 2003 (Inception) through December 31, 2009
(in thousands, except per share amounts)

					Deficit
				Accumulated	Accumulated
			Additional	Other	During the	Total
	Common Stock		Paid-In	Comprehensive	Development	Stockholders’
	Shares	Amount	Capital	Loss	Stage	Equity

Balance at December 31, 2007	24,989	$2	$20,946	$(132)	$(17,808)	$3,008

Issuance of common stock and warrants for cash of $1.32 per share in private placement in April 2008, net of issuance costs	4,030	1	5,149	—	—	5,149
Stock issued in lieu of cash for services	123	—	123	—	—	123
Stock based compensation expense	—	—	217	—	—	217
Comprehensive loss:
Net loss for the period	—	—	—	—	(4,661)	(4,661)
Unrealized loss on short-term investments	—	—	—	(1)	—	(1)
Foreign currency translations	—	—	—	(59)	—	(59)

Total comprehensive loss						(4,721)

Balance at December 31, 2008	29,142	$3	$26,435	$(192)	$(22,469)	$3,777
Stock issued in lieu of cash for services	342	—	30	—	—	30
Stock based compensation expense	—	—	175	—	—	175
Comprehensive loss:
Net loss for the period	—	—	—	—	(3,490)	(3,490)
Foreign currency translations	—	—	—	(91)	—	(91)

Total comprehensive loss						(3,581)

Balance at December 31, 2009	29,484	$3	$26,640	$(283)	$(25,959)	$401

See accompanying notes to consolidated financial statements.

Osteologix, Inc.
(a development stage company)
Consolidated Statements of Cash Flows
(in thousands)

				For the Period
				from June 16,
				2003 (Inception)
				through
	For the Years Ended December 31,			December 31,
	2009	2008	2007	2009
Operating activities
Net loss	$(3,490)	$(4,661)	$(8,037)	$(25,959)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3	20	8	42
Loss on disposal of equipment	—	1	2	3
Issuance of stock in lieu of cash for services	30	123	170	324
Stock based compensation	175	217	184	1,084
Changes in operating assets and liabilities:
Receivable from related party	—	—	—	—
Prepaid expenses and other current assets	43	81	142	(68)
Accounts payable	(249)	(484)	459	326
Accrued liabilities	13	(131)	133	160

Net cash used in operating activities	(3,475)	(4,834)	(6,939)	(24,088)

Investing activities
Purchases of short-term investments	(3,255)	(13,563)	(6,873)	(30,239)
Sales and maturities of short-term investments	4,643	13,448	11,317	30,239
Purchases of equipment	—	(17)	(10)	(46)

Net cash provided by (used in) investing activities	1,388	(132)	4,434	(46)

Financing activities
Net proceeds from issuance of common stock	—	5,149	4,970	25,235

Effect of exchange rates on cash and cash equivalents	(91)	(59)	(74)	(283)

Net increase/(decrease) in cash and cash equivalents	(2,178)	124	2,391	818

Cash and cash equivalents at beginning of period	2,996	2,872	481	—

Cash and cash equivalents at end of period	$818	$2,996	$2,872	$818

See accompanying notes to consolidated financial statements.

Osteologix, Inc.
(a development stage company)
Notes to Consolidated Financial Statements
December 31, 2009
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
The consolidated financial statements have been prepared assuming the Company will continue as a going concern. Osteologix has experienced net losses and negative cash flows from operations since its inception and expects its losses to continue as the Company furthers its research and development programs. The Company’s management believes that its current cash and short-term investments, including the $1.0 million gross proceeds from the sale of 1,992,428 shares of common stock on January 7, 2010, will enable it to continue planned operations only to the third quarter of 2010. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to raise additional capital in order to fund is operations, and therefore believes it is appropriate for the consolidated financial statements to be prepared on a going concern basis. The consolidated financial statements do not contain any adjustments that may be required if Osteologix is unable to continue as a going concern.
Background of Company Organization and Description of 2006 Merger Transaction
Osteologix was initially formed in Denmark on June 16, 2003 under the name Nordic Bone A/S, and in 2004 changed its name to Osteologix A/S. All of the issued and outstanding shares of Osteologix A/S were owned by Nordic Biotech K/S, a Danish venture capital fund, prior to a merger transaction that occurred on May 24, 2006. On May 24, 2006, Osteologix A/S completed a “reverse merger” transaction with Castle & Morgan Holdings, Inc., a U.S. public company incorporated in Delaware and traded on the Over-the-Counter Bulletin Board. In the merger, Castle and Morgan Holdings, Inc. issued new shares of common stock in exchange for all of the issued and outstanding common stock of Osteologix A/S. Also on May 24, 2006, a subsidiary of Osteologix A/S completed a private placement transaction, raising $10 million in gross proceeds by issuing new shares of its common stock. Immediately thereafter, Castle & Morgan Holdings, Inc. changed its name to Osteologix, Inc. and the newly issued shares in the subsidiary of Osteologix A/S converted into Osteologix, Inc. shares. As a result of these transactions, Nordic Biotech K/S’s previous ownership of 100% of the outstanding stock of Osteologix A/S exchanged into a 50.0% ownership position in Osteologix, Inc. The stock in the subsidiary of Osteologix A/S that was sold in the private placement exchanged into a 36.4% ownership position in Osteologix, Inc. The previously outstanding stock in Castle & Morgan Holdings represented 13.6% ownership position in Osteologix, Inc. After Nordic Biotech K/S participation in the private placement financing, they owned 60.1% of Osteologix, Inc.
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
Concentration of Credit and Other Risks and Uncertainties
Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of cash, cash equivalents and short-term investments. The Company’s cash and cash equivalents are generally invested in deposit accounts or money market accounts with U.S and Danish banks, and deposits may exceed the amount covered by insurance for loss. As of December 31, 2009 and 2008, the Company’s uninsured cash totaled $384,000 and $166,000, respectively, and the Company’s uninsured money market accounts and cash equivalents totaled $183,000 at December 31, 2009. The Company’s money market accounts, cash equivalents and short-term investments are invested in high quality government or corporate debt securities, and, other than U.S. Government securities, the Company limits its exposure to any single corporation to no more than 5% of its debt security portfolio.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments with a maturity period of three months or less to be cash equivalents.
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

Impairment of Long-Lived Assets
The Company reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when future estimated undiscounted cash flows expected to result from use of the asset, and its eventual disposition, are less than the carrying amount of the asset. The impairment loss would be based on the excess of the carrying value over its respective fair value. Through December 31, 2009, the Company has not recorded any impairment losses.
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
Net Loss per Share and Anti-dilutive Securities
Net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period. During the years ended December 31, 2009, 2008 and 2007, potentially dilutive options and warrants to purchase common stock aggregating 2,095,000, 3,705,000, and 4,656,000 shares, respectively, were outstanding and not considered in the loss per share computation because their effect would have been antidilutive.
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

During the quarter ended June 30, 2009 the Company adopted the provisions of SFAS 165 “Subsequent Events”, which was primarily codified into Topic 855 “Subsequent Events” in the ASC, and have evaluated any subsequent event through the date of this filing. Note 10 discloses the details of subsequent events.
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
As of December 31, 2009 all of the Company’s short-term investments had maturity dates of less than three months thus they are classified as cash equivalents. The components of short-term investments are as follows:

	December 31,	December 31,
	2009	2008
Corporate securities	$—	$1,138
U.S. government securities	—	250

	$—	$1,388

The fair value of corporate securities included immaterial unrealized losses. Realized gains and losses on sales of the Company’s short-term investments have not been material.
3. Prepaid Expenses and Other Assets
The components of prepaid expenses and other assets are as follows:

	December 31,	December 31,
	2009	2008
Danish value-added tax (VAT) receivable	$17	$56
Prepaid expenses and deposits	51	55

	$68	$111

4. Equipment
Equipment primarily consists of computer equipment. As of December 31, 2009 and 2008, accumulated depreciation on equipment aggregated $8,000 and $35,000, respectively. The decrease is due to disposing fully depreciated equipment.
5. Commitments and Contingencies
The Company had noncancelable operating leases with initial terms in excess of 12 months for the San Francisco, California and Glen Allen, Virginia corporate offices which expired on December 31, 2008. The San Francisco office was closed December 31, 2008 and the Glen Allen, Virginia lease was extended through December 31, 2009. The Glen Allen, Virginia lease been extended again through December 31, 2010. At December 31, 2009, future minimum payments required under the lease aggregate $30,000, which is all due in 2010. Total rental expense was $31,000, $73,000 and $124,000 for the years ended December 31, 2009, 2008 and 2007, respectively.
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
The Company, as permitted under Delaware law and in accordance with its Bylaws, has agreed to pay certain expenses and indemnify its officers and directors, subject to certain limits, if the officer or director becomes involved in a lawsuit or other proceeding arising from his service to the Company. The maximum amount of potential future indemnification is unlimited. The Company has a director and officer insurance policy that may enable the Company to recover a portion of any future amounts paid under the Company’s indemnity obligations. The Company believes that the fair value of its obligations under its indemnification commitments is minimal and at present no claims are being asserted against the Company for indemnification under these obligations. Accordingly, the Company has not recognized any liabilities relating to these obligations as of December 31, 2009.

6. Stockholders’ Equity
Preferred Stock
The Company is authorized, subject to limitations prescribed by Delaware law, to issue preferred stock and to fix the rights, preferences and privileges of the preferred stock. As of December 31, 2009, no shares of preferred stock have been issued.
Rights of Common Stockholders
The Company has only common stock issued and outstanding. Accordingly, all outstanding shares are of the same class and have equal liquidation, preference and adjustment rights. Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders.
Issuances of Common Stock
In April, 2008, Osteologix completed the sale of 4,030,000 shares of common stock to a group of investors, including Nordic Biotech K/S, at a price of $1.32 per share, for gross proceeds of $5,320,000. Net proceeds were $5,149,000 after issuance costs. As part of the transaction, the Company issued 2,030,000 warrants. The warrants have an exercise price of $1.32 per share and expired on September 30, 2009.
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
In 2006, the Castle & Morgan Holdings, Inc. board of directors adopted the 2006 Equity Incentive Plan (the “2006 Stock Option Plan”) which provides for the issuance of incentive and nonqualified stock options to employees and independent consultants at or above the fair market value on the date of grant. The 2006 Stock Option Plan was ratified by the Company’s stockholders in 2007. A total of 2,400,000 shares have been reserved for issuance under the 2006 Stock Option Plan. As of December 31, 2009, there were 1,040,000 shares available for future issuance under the 2006 Stock Option Plan.

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
As of December 31, 2009, the outstanding stock options and warrants were comprised as follows:

Warrants converted from Osteologix A/S Equity Plan	225
Options granted under the 2006 Stock Option Plan	1,360
Options granted under the director compensation program	510

Total outstanding options and warrants for which stock-based compensation expense has been recognized	2,095

Stock-based Compensation Expense
Since adopting Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”) on January 1, 2006 (ASC Topic 718, Stock Compensation), the Company has elected to use the Black-Scholes option-pricing model (the “Black-Scholes model”) as its method of valuing stock-based compensation. The Black-Scholes model requires assumptions to be made regarding expected volatility, expected term, risk-free interest rate and dividend yield of the security into which the options can be converted.
Since the date of the merger transaction in 2006, Osteologix has issued options to purchase its common stock to officers, employees and directors. The following were the weighted average assumptions used to value the Company’s stock options and warrants:

	Options Granted During the
	Years Ended December 31,
	2009	2008

Expected volatility	75%	69%
Expected term	6.1 years	6.1 years
Risk-free interest rate	1.6%	3.3%
Dividend yield	0.0%	0.0%

Weighted-average fair value of options	$0.08	$0.93

The expected volatility was determined by the Company based on the historical volatility of Osteologix and comparable companies. The expected term was determined as the mean of the weighted average term to vesting and the expiration date of the option. The risk-fee interest rate was based upon the U.S. Treasury yield for expected life of the Company’s stock options on the date of grant. The dividend rate was based on the Company’s projections that show it will not be able to pay dividends for the foreseeable future. As share-based compensation expense for stock options is based on awards ultimately expected to vest, the share-based compensation expense related to stock options issued has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from those estimated. In 2009, the Company estimated the expected forfeiture rate at 15%.
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

In addition to the assumptions used to estimate the value of stock-based compensation, the actual stock price and the option exercise price at the time of grant will also have a significant impact on the valuation of the stock options. The stock options granted during 2009 all had exercise prices of $0.12 per share (with stock prices at the time of grant equaling $0.12), vesting periods of four years, and expiration dates ten years from the date of grant. The stock options granted during 2008 all had exercise prices of $1.45 per share (with stock prices at the time of grant equaling $1.45), vesting periods of four years, and expiration dates ten years from the date of grant. The stock options granted during 2007 all had exercise prices of $1.20 per share (with stock prices at the time of grant ranging from $0.98 to $1.18), vesting periods of four to approximately four and one-half years, and expiration dates ten years from the date of grant.
Stock option transactions for the years 2007 through 2009 are summarized as follows:

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Outstanding at December 31, 2006	2,129	$1.18
Granted	1,150	1.20
Forfeited	(477)	1.17
Expired	(58)	1.20

Outstanding at December 31, 2007	2,744	1.19
Granted	100	1.45
Forfeited	(1,169)	1.20

Outstanding at December 31, 2008	1,675	1.19
Granted	420	0.12

Outstanding at December 31, 2009	2,095	$0.98
The following table summarizes information about stock options outstanding and exercisable as of December 31, 2009:

		Weighted		Weighted
		Average		Average
	Number	Remaining		Remaining
	Of Options	Contractual	Number	Contractual
Exercise Price	Outstanding	Life (Years)	Exercisable	Life (Years)

$0.12	420	9.0	105	9.0
$1.00 - $1.03	250	4.3	245	4.2
$1.20	1,325	7.3	842	7.2
$1.45	100	8.0	49	8.0

	2,095	7.3	1,241	6.8

The weighted average exercise price for options that were exercisable at December 31, 2009 was $1.08. There were options for 839,000 and 1,367,000 shares exercisable at December 31, 2008 and 2007, respectively. The weighted average exercise price for the 854,000 unvested options at December 31, 2009 was $0.82 per share, with an average grant date fair value of $0.45. The weighted average exercise price for the 836,000 unvested options at December 31, 2008 was $1.22 per share, with an average grant-date fair value of $0.66.
The aggregate intrinsic value of the options outstanding as of December 31, 2009 was $164,000, and the aggregate intrinsic value of the options that were exercisable was $41,000, based on a closing stock price of $0.51.
The 2009 stock-based compensation expense of $207,000 includes $8,000 related to stock options granted during 2009 and $199,000 related to stock options and warrants granted prior to 2009. The 2008 stock-based compensation expense of $217,000 includes $24,000 related to stock options granted during 2008 and stock-based compensation expense of $193,000 related to stock warrants granted prior to 2008. As of December 31, 2009, the total unrecognized expense for unvested stock warrants and options is $381,000, which will be expensed over the remaining weighted-average vesting period of 2.2 years. The Company recorded no income tax benefits for share-based compensation arrangements for the year ended December 31, 2009 because the Company has cumulative operating losses for which a valuation allowance has been established.

General Stock Option Accounting Information
The Company believes it is important for investors to be aware that there is a high degree of subjectivity involved in estimating the value of stock-based compensation, including under the requirements of ASC Topic 718, and that changes in input assumptions, particularly the estimated volatility and estimated term, can materially affect the resulting estimates of the fair values of the options and warrants granted. The expenses recorded for stock-based compensation in the Company’s consolidated financial statements may differ significantly from the actual value realized by the recipients of the stock awards. The stock awards may expire worthless or otherwise result in zero intrinsic value to the recipient, or value may be realized from these instruments that are significantly in excess of the fair values reported in consolidated financial statements. Under ASC Topic 718, the expenses recorded in the consolidated financial statements are not adjusted to the actual amounts realized by the stock option recipients. The expenses recognized under ASC Topic 718 will not result in any payment of cash by the Company.
Stock-based compensation arrangements for non-employees are accounted for using a fair value approach, and the compensation costs under such arrangements are subject to re-measurement over their vesting terms, as earned.
8. Income Taxes
The Company is subject to income taxes in the United States and in Denmark based on its operations in each country. The losses for each country are as follows:

	For the Years Ended December 31,
	2009	2008	2007

United States	$(3,300)	$(4,209)	$(3,160)
Denmark	(190)	(452)	(4,877)

	$(3,490)	$(4,661)	$(8,037)

There is no provision for income taxes because the Company has incurred operating losses. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain; therefore the net deferred tax assets have been fully offset by a valuation allowance. For 2009, 2008 and 2007, the valuation allowance increased by $1,694,000, $1,448,000 and $2,479,000, respectively.
The significant components of the Company’s deferred tax assets are as follows:

	December 31,	December 31,
	2009	2008

Net operating loss carryforwards	$7,843	$6,422
Capitalized start-up costs	196	196
Stock-based compensation	236	164
Unused research & development credits	194	—
Accrued expenses & depreciation	21	14

	8,490	6,796
Valuation allowance	(8,490)	(6,796)

	$—	$—

At December 31, 2009, the Company’s federal net operating loss carrryforwards were approximately $10,846,000, which expire in the years 2026-2029. The Company’s state net operating loss carryforwards were approximately $11,490,000 which expire in the years 2016-2019. At December 31, 2009, the Company’s Danish net operating loss carryforwards, which do not expire, were approximately 69,381,000 DKK, or US$13,431,000. The availability of the Company’s U.S and Danish net operating loss carryforwards may be subject to limitations based on ownership changes as defined in the respective tax codes, which could prevent the Company from realizing some or all of its net operating loss carryforwards.

A reconciliation of income taxes at the statutory federal income tax rate to income taxes included in the consolidated statements of operations is as follows:

	For the Years Ended December 31,
	2009	2008	2007

United States federal tax rate	35%	35%	35%
State taxes, net of federal benefit	6	6	6
Difference in tax rate for foreign earnings	(12)	(9)	(9)
Non-deductible items	—	1	1
Effect of graduated tax rates & other	20	(2)	(2)
Change in valuation allowance	(49)	(31)	(31)

	—	—	—

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
During 2009, the Company issued 342,000 shares of common stock for services received from related parties. The stock was valued at the closing price on the date immediately prior to the date of issuance at $0.09 per share. The stock was issued to related parties as follows:

	Number of
	Shares	Value

Stock issued to members of the board of directors for service on the board instead of cash payments (at election of each board member)	342	$30
During 2008, the Company issued 123,000 shares of common stock for services received from related parties. In all cases, the stock was valued at the closing price on the date immediately prior to the date of issuance, at prices ranging from $0.75 per share to $1.37 per share.

10. Subsequent Events
On January 7, 2010, Osteologix completed the sale of 1,992,428 shares of common stock to Nordic Biotech Opportunity Fund K/S, an affiliate of Nordic Biotech K/S, the Company’s largest shareholder, at a price of $0.5019 per share for gross proceeds of $1,000,000.
On January 20, 2010, the Board of Directors granted incentive stock options to the employees of Osteologix exercisable for 450,000 shares of the Company’s common stock under the Company’s 2006 Equity Incentive Plan and pursuant to the standard form of Stock Option Agreement under the Plan. The options granted have a term of 10 years and a vesting commencement date of January 1, 2010. The shares of Common Stock subject to each option will vest as to 1/48th of the shares on a monthly basis such that the options are 100% vested as of January 1, 2014, assuming all continue to remain employees of the company. The exercise price per share of option is $0.71 per share, the closing sales price of the Company’s Common Stock on the OTC Bulletin Board on the last business day before the grant.
On January 20, 2009, the Board of Directors granted a stock option to John M. Barberich, a non-employee director who joined the Board on December 29, 2009 and was appointed Chairman of the Board on the same date, exercisable for 100,000 shares of the Common Stock under the Plan and pursuant to the Standard Stock Option Agreement. The option granted has a term of 10 years and a vesting commencement date of December 29, 2009. The shares of Common Stock subject to such option will vest as to 1/48th of the shares on a monthly basis such that the options are 100% vested as of December 29, 2013, assuming that Mr. Barberich continues to remain in service to the Company. The exercise price per share of option is $0.71 per share, the closing sales price of the Company’s Common Stock on the OTC Bulletin Board on the last business day before the grant.
On January 20, 2009, the Board of Directors also granted stock options to four of the Company’s non-employee directors under the Plan and pursuant to the standard form of Stock Option Agreement under the Plan. Each option is exercisable for 40,000 shares of Common Stock. Each of these options has a term of 10 years and a vesting commencement date of January 1, 2010. The shares of Common Stock subject to each option will vest as to 1/48th of the shares on a monthly basis such that the options are 100% vested as of January 1, 2014, assuming such directors continue to remain in service to the Company. The exercise price per share of option is $0.71 per share, the closing sales price of the Company’s Common Stock on the OTC Bulletin Board on the last business day before the grant.
In addition to the subsequent events included in the notes to the financial statements, the Company conducted a review for additional subsequent events and determined that no additional subsequent events had occurred that would require accrual or additional disclosure.