Form 10-K/A
period 2009-12-31
Osteologix, Inc.
filed 2010-04-30
CIK 1278129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
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
EXPLANATORY NOTE
This 10-K/A is being filed to update references to sections in the accounting literature contained in Management’s
Discussion and Analysis and our Financial Statements

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Special Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements included in this Annual Report, other than statements that are purely historical, are forward-looking statements. Words such as “anticipate,” “contemplate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” “will,” “will continue to be,” or the negative of foregoing and similar expressions regarding beliefs, plans expectations or intentions regarding the future also identify forward-looking statements. Forward-looking statements in this Annual Report include, without limitation:
•	The statements in “Item 1. Business” regarding our strategies, beliefs, plans, expectations, anticipations and intentions including (1) the commercial attractiveness of strontium malonate compared to other treatments for osteoporosis; (2) meeting with the FDA and the EMA before conducting larger phase 3 clinical studies in connection with NB S101; (3) exploring the possibility of developing a strontium product for non-osteoporosis indications; (4) the submission of a full safety and toxicology package for NB S101; (5) the improved bioavailability of NB S101 is due to the different anion to the strontium; (6) the benefits of NB S101 compared to the current therapies and its potential to be a leading treatment for osteoporosis; (7) the strontium class of pharmaceuticals provides a valuable alternative to existing prophylactic and therapeutic treatment options for osteoporosis; (8) the success of NB S101 will depend in part on our ability to achieve market share at the expense of existing, established products, to leverage favorably with future products in development and to grow new or existing markets; and (9) NB S101 is in a superior dosage form and it may have a superior side-effect profile compared to Protelos®, while having similar or better efficacy on the skeletal system;

•	The statements in “Item 1. Business” regarding our strategies, beliefs, plans, expectations, anticipations and intentions including (1) expanding our current product pipeline by internal development, acquisitions and/or in licensing of additional product candidates, which may include pharmaceutical projects within the field of bone and joint-related disorders; (2) future phase 3 human clinical trials will include measuring the effect of NB S101 on bone fracture reduction; (3) using the preclinical package, phase 1 studies, phase 2 studies and phase 3 studies for registration in both the U.S. and Europe; (4) using efficacy and safety data from published studies on strontium ranelate; (5) the external performance of clinical studies, including all preclinical studies, in collaboration with suitable CROs and academic research institutions; and (6) that the Phase 2 clinical trial clearly demonstrates the beneficial effect of NB S101 on bone resorption and on patients’ bone mineral density after only a short treatment period and that more advanced clinical trials should be conducted to support the approval of NB S101.

•	The statements in “Item 1. Business” regarding our strategies, beliefs, plans, expectations, anticipations and intentions including (1) exploring the possibility of developing a strontium product for non-osteoporosis indications in which the uncoupling action of strontium on bone metabolism would be expected to provide substantial therapeutic benefit; and (2) our plan to conduct more preclinical studies in the near future for one or more different indications for NB S101 or other strontium product(s) covered by our intellectual property portfolio;

•	The statements in “Item 1. Business” regarding our strategies, beliefs, plans, expectations, anticipations and intentions including (1) the primary objective of a phase 3 study will be to evaluate the ability of NB S101 to prevent incident vertebral fracture; (2) the types of data on we will collect during various studies; (3) continuing analysis of all data available on strontium, NB S101 specifically, and potentially competing drugs in development will increase our knowledge in the field, and may lead to our modifying our current development strategy; (4) carrying out an additional phase 1 study addressing and quantifying the effect of food and calcium intake on absorption of NB S101; (5) the additional phase 1 study addressing and quantifying the effect of food and calcium intake on absorption of NB S101does not need to be completed prior to initiating our next efficacy-demonstrating clinical trial, but does need to be completed prior to our submitting an NDA to the FDA; and (6) the continued development of NB S101 will require an additional phase 2 trial and only one large, well-controlled phase 3 trial;

•	The statements in “Item 1. Business” regarding our strategies, beliefs, plans, expectations, anticipations and intentions including (1) the increase in osteoporosis prevalence in the Western population ages in the coming decades; (2) better treatments will lead to a higher percentage of patients on medication; (3) the continued growth of the osteoporosis treatments as the population grows older and lives longer; (4) the future impact on the market due to patients with osteoporosis not complying with their prescribed treatments due to the adverse side effects; (5) one possible way to achieve net bone growth is by positively uncoupling bone resorption and formation;(6) HRT’s smaller role in the treatment and prevention of osteoporosis in the future; and (7) osteoporosis and other diseases of skeletal deterioration remain underserved medical needs;

•	The statements in “Item 1. Business” regarding our strategies, beliefs, plans, expectations, anticipations and intentions including (1) approval of our NDA will require a full development program complying with FDA guidelines; (2) collaborating with a major global pharmaceutical company with experience marketing products to physicians that commonly prescribe treatments for osteoporosis; (3) using external collaborators, contract and clinical research organizations, and scientific and business contacts and consultants to access the most relevant expertise and identify the most appropriate potential development programs and partners; (4) retaining the internal core competency required for design, planning, supervision and interpretation of the clinical studies; (5) our goal of adding value to clinical development products in areas where we have expertise such as bone disease and women’s health; and (6) we are seeking to develop or acquire other new treatments for bone disease or women’s health;

•	The statements in “Item 1. Business” regarding our strategies, beliefs, plans, expectations, anticipations and intentions including (1) granting licenses to large, regional pharmaceutical companies that have capability to market the product adequately in their respective territories; (2) our ability and freedom to develop our strontium salts for the treatment of metabolic bone diseases such as osteoporosis; and (3) the likelihood that Aditech will not develop products that are licensed from us;

•	The statements in “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” that we currently intend to retain any earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future;

•	The statements in this “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our strategies, beliefs, plans, expectations, anticipations and intentions including (1) our ability to convert our short-term investments into cash; (2) our plans to continue to acquire and develop products and to either develop the resources to market these products in selected world regions or out-license marketing rights to larger pharmaceutical companies; (3) our currently available existing resources, including the net proceeds from the January 2010 private placement, will provide liquidity to fund our planned operations to approximately the third quarter of 2010; (4) we will require additional financial resources to carry out our business strategy; (5) our ability to successfully raise additional funds for our operations will be based, in part, on overall market conditions, conditions in the biotechnology and pharmaceutical industries, the status and results of our clinical trials (including interpretations of the data and the market potential, which can be subjective), and other parties’ opinions about NB S101 and the osteoporosis market, among other factors; (6) the actual amounts we ultimately need for our future operating requirements will vary depending on a number of other factors, including those factors specifically listed; (7) our plan to follow the phase 2 clinical trial with a larger phase 2 and/or phase 3 clinical trial that we estimate will take at least two years to complete; (8) we may license the rights to NB S101 to a larger company before any of our clinical trials are complete or we may choose to retain all rights ourselves without entering into a license or collaborative agreement; and (9) NB S101 simultaneously decreases resorption (loss) of existing bone tissue while also increasing formation of new bone tissue;

•	The statements in this “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our strategies, beliefs, plans, expectations, anticipations and intentions including (1) we do not expect significant revenues for several years, if at all; (2) our costs for 2010 are expected to continue to include planning for a phase 3 clinical trial, additional manufacturing and quality work on the drug product, consultants and medical advisors, and potentially smaller human and/or animal studies of NB S101; and (3) general and administrative expenses for 2010 are expected to decrease modestly compared to the amounts incurred during 2009.
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

Accounting for stock options. Beginning on January 1, 2006, we began accounting for stock options under the provisions of ASC Topic 718, Stock Compensation, which requires the recognition of the fair value of stock-based compensation. The fair value of stock options was estimated using a Black-Scholes option valuation model. This model requires the input of subjective assumptions, including expected stock price volatility, expected life and estimated forfeitures of each award. The fair value of equity-based awards is amortized over the vesting period of each award, and we have elected to use the straight-line method of amortization. Due to the limited amount of historical data available to us, particularly with respect to stock-price volatility, employee exercise patterns and forfeitures, actual results could differ from our assumptions.
We estimate the fair value of options granted using the Black-Scholes option valuation model. As allowed by ASC Topic 718, Stock Compensation , we have opted to use the simplified method for estimating our expected term equal to the midpoint between the vesting period and the contractual term of our stock options. We estimate the volatility of our common stock at the date of grant based on the historical volatility of our common stock and, due to our limited time as an operating public company, that of other small public companies in the healthcare industry. We base the risk-free interest rate that we use in the Black-Scholes option valuation model on the implied yield in effect at the time of option grant on U.S. Treasury zero-coupon issues with equivalent remaining terms. We have never paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero in the Black-Scholes option valuation model. ASC Topic 718, Stock Compensation requires us to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. For options granted on or after January 1, 2006, we amortize their fair value on a straight-line basis. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods. We may elect to use different assumptions under the Black-Scholes option valuation model in the future, which could materially affect our net income or loss and net income or loss per share.
We account for equity instruments issued to non-employees in accordance with the provisions of ASC Topic 718, Stock Compensation . As a result, the non-cash charge to operations for non-employee options with vesting or other performance criteria is affected each reporting period by changes in the estimated fair value of our common stock. The two factors which most affect these changes are the fair value of the common stock underlying stock options for which stock-based compensation is recorded and the volatility of such fair value. If our estimates of the fair value of these equity instruments change, it would have the effect of changing compensation expenses.
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

OSTEOLOGIX, INC. Principal Executive Officer:
Date: March 31, 2010	By:	/s/ Philip J. Young
		Name:	Philip J. Young
		Title:	President and Chief Executive Officer

Principal Financial and Accounting Officer:
Date: March 31 2010	By:	/s/ Philip J. Young
		Name:	Philip J. Young
		Title:	Chief Financial Officer

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

Name	Title	Date

/s/ John M. Barberich	Chairman of the Board of Directors	March 31, 2010
John Barberich

/s/ Philip J. Young	President, Chief Executive Officer,	March 31, 2010
Philip J. Young	Chief Financial Officer, and Director

/s/ Jeremy Curnock Cook	Director	March 31, 2010
Jeremy Curnock Cook

/s/ Klaus Eldrup-Jørgensen	Director	March 31, 2010
Klaus Eldrup-Jørgensen

/s/ Bobby W. Sandage, Jr.	Director	March 31, 2010
Bobby W. Sandage, Jr.

Osteologix, Inc.
Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	F-2
Report of Independent Registered Public Accounting Firm	F-3
Consolidated Balance Sheets as of December 31, 2009 and 2008	F-4
Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007 and for the period from June 16, 2003 (Inception) through December 31, 2009	F-5
Consolidated Statements of Stockholders’ Equity and Comprehensive Loss for the period from June 16, 2003 (Inception) through December 31, 2009	F-6
Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007 and for the period from June 16, 2003 (Inception) through December 31, 2009	F-8
Notes to the Consolidated Financial Statements	F-9

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

Osteologix, Inc.
(a development stage company)
Consolidated Statements of Operations
(in thousands, except per share amounts)

				For the Period
				from June 16, 2003
				(Inception)
	For the Years Ended December 31,			through
	2009	2008	2007	December 31, 2009

Contract revenue from related party	$—	$—	$—	$750

Operating expenses:
Research and development	1,182	1,756	4,594	12,616
General and administrative	2,326	3,049	3,745	14,818

Total operating expenses	3,508	4,805	8,339	27,434

Loss from operations	(3,508)	(4,805)	(8,339)	(26,684)

Interest income, net	18	144	302	725

Net loss	$(3,490)	$(4,661)	$(8,037)	$(25,959)

Net loss per common share, basic and diluted	$(0.12)	$(0.17)	$(0.35)

Weighted average number of common shares outstanding — basic and diluted	29,463	27,891	23,275

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

Osteologix, Inc.
(a development stage company)
Consolidated Statements of Cash Flows
(in thousands)

				For the Period from
				June 16, 2003
	For the Years Ended			(Inception) through
	December 31,			December 31,
	2009	2008	2007	2009
Operating activities
Net loss	$(3,490)	$(4,661)	$(8,037)	$(25,959)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3	20	8	42
Loss on disposal of equipment	—	1	2	3
Issuance of stock in lieu of cash for services	30	123	170	324
Stock based compensation	175	217	184	1,084
Changes in operating assets and liabilities:
Receivable from related party	—	—	—	—
Prepaid expenses and other current assets	43	81	142	(68)
Accounts payable	(249)	(484)	459	326
Accrued liabilities	13	(131)	133	160

Net cash used in operating activities	(3,475)	(4,834)	(6,939)	(24,088)

Investing activities
Purchases of short-term investments	(3,255)	(13,563)	(6,873)	(30,239)
Sales and maturities of short-term investments	4,643	13,448	11,317	30,239
Purchases of equipment	—	(17)	(10)	(46)

Net cash provided by (used in) investing activities	1,388	(132)	4,434	(46)

Financing activities
Net proceeds from issuance of common stock	—	5,149	4,970	25,235

Effect of exchange rates on cash and cash equivalents	(91)	(59)	(74)	(283)

Net increase/(decrease) in cash and cash equivalents	(2,178)	124	2,391	818

Cash and cash equivalents at beginning of period	2,996	2,872	481	—

Cash and cash equivalents at end of period	$818	$2,996	$2,872	$818

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
Fair Value of Financial Instruments
FASB ASC 820 “Fair Value Measurements and Disclosures” establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.
These tiers include:
Level 1 — defined as observable inputs such as quoted prices in active markets;
Level 2 — defined as inputs other than quoted prices in active markets that are either directly or indirectly observable: and
Level 3 — defined as unobservable inputs in which little or no market data exists, therefore requiring the entity to develop its own assumptions.
The carrying amounts of financial assets and liabilities, such as cash and cash equivalents, accounts payable, and other payables, approximate their fair values because of the short maturity of these instruments.
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

Stock-based Compensation Expense
Since adopting ASC Topic 718, Stock Compensation, on January 1, 2006, the Company has elected to use the Black-Scholes option-pricing model (the “Black-Scholes model”) as its method of valuing stock-based compensation. The Black-Scholes model requires assumptions to be made regarding expected volatility, expected term, risk-free interest rate and dividend yield of the security into which the options can be converted.

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