Form 10-Q
period 2010-03-31
Osteologix, Inc.
filed 2010-05-17
CIK 1278129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
As of May 17, 2010, there were 31,476,339 shares of the registrant’s Common Stock, $0.0001 Par Value outstanding.

[TABLE OF CONTENTS]

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Osteologix, Inc.
(a development stage company)
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)

	March 31,	December 31,
	2010	2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$892	$818
Short-term investments	0	0
Prepaid expenses and other assets	32	68

Total current assets	924	886

Equipment, net	1	2

Total assets	$925	$888

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$282	$326
Accrued liabilities	121	161

Total current liabilities	403	487

Commitments and Contingencies	—	—

Stockholders’ Equity
Common stock, $0.0001 par value, 38,073 shares authorized; 31,476 and 29,484 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	3	3
Additional paid-in-capital	27,644	26,640
Accumulated other comprehensive loss	(284)	(283)
Deficit accumulated during development stage	(26,841)	(25,959)

Total stockholders’ equity	522	401

Total liabilities and stockholders’ equity	$925	$888

See accompanying notes to the condensed consolidated financial statements.

Osteologix, Inc.
(a development stage company)
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

			For the Period From
	For the Three Months Ended		June 16, 2003
	March 31,		(Inception) to
	2010	2009	March 31, 2010

Contract revenue from related party	$—	$—	$750

Operating expenses:
Research and development	188	398	12,804
General and administrative	695	612	15,512

Total operating expenses	883	1,010	28,316

Loss from operations	(883)	(1,010)	(27,566)

Interest income, net	1	10	725

Net loss	$(882)	$(1,000)	$(26,841)

Net loss per common share, basic and diluted	$(0.03)	$(0.03)

Weighted average number of common shares outstanding-basic and diluted	31,321	29,400

See accompanying notes to the condensed consolidated financial statements.

Osteologix, Inc.
(a development stage company)
Condensed Consolidated Statement of Stockholders’ Equity and Comprehensive Loss
For the Period From June 16, 2003 (Inception) through March 31, 2010
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

Osteologix, Inc.
(a development stage company)
Condensed Consolidated Statement of Stockholders’ Equity and Comprehensive Loss
For the Period From June 16, 2003 (Inception) through March 31, 2010
(in thousands, except per share amounts)

					Deficit
				Accumulated	Accumulated
			Additional	Other	During the	Total
	Common Stock		Paid-In	Comprehensive	Development	Stockholders’
	Shares	Amount	Capital	Loss	Stage	Equity
Balance at December 31, 2008	29,142	$3	$26,435	$(192)	$(22,469)	$3,777
Stock issued in lieu of cash for services	342	—	30	—	—	30
Stock based compensation expense	—	—	175	—	—	175
Comprehensive loss:
Net loss for the period	—	—	—	—	(3,490)	(3,490)
Foreign currency translations	—	—	—	(91)	—	(91)

Total comprehensive loss						(3,581)

Balance at December 31, 2009	29,484	$3	$26,640	$(283)	$(25,959)	$401

Issuance of common stock for cash of $0.50 per share in private placement in Jan. 2010, net of issuance costs	1,992	—	942	—	—	942
Stock based compensation expense	—	—	62	—	—	62
Comprehensive loss:
Net loss for the period	—	—	—	—	(882)	(882)
Foreign currency translations	—	—	—	(1)	—	(1)

Total comprehensive loss						(883)

Balance at March 31, 2010	31,476	$3	$27,644	$(284)	$(26,841)	$522

See accompanying notes to the condensed consolidated financial statements.

Osteologix, Inc.
(a development stage company)
Condensed Consolidated Statements of Cash Flows
(in thousands, except per share amounts)
(Unaudited)

			For the Period
	For the Three Months Ended		From June 16, 2003
	March 31,		(Inception) to
	2010	2009	March 31, 2010

Operating activities
Net loss	$(882)	$(1,000)	$(26,841)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1	1	42
Loss on disposal of equipment	—	—	3
Issuance of stock in lieu of cash for services	—	—	324
Stock based compensation	62	43	1,146
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	36	15	(32)
Accounts payable	(44)	(181)	282
Accrued liabilities	(40)	(45)	121

Net cash used in operating activities	(867)	(1,167)	(24,955)

Investing activities
Purchase of short-term investments	—	(1,328)	(30,239)
Sales and maturities of short-term investments	—	2,162	30,239
Purchase of equipment	—	—	(46)

Net cash provided by (used in) investing activities	—	834	(46)

Financing activities
Net proceeds from issuance of common stock	942	30	26,177

Net cash provided by financing activities	942	30	26,177

Effect of exchange rates on cash and cash equivalents	(1)	2	(284)

Net increase (decrease) in cash and cash equivalents	74	(301)	892

Cash and cash equivalents at beginning of period	818	2,996	—

Cash and cash equivalents at end of period	$892	$2,695	$892

See accompanying notes to the condensed consolidated financial statements.

Osteologix, Inc.
(a development stage company)
Notes to Condensed Consolidated Financial Statements
March 31, 2010 (Unaudited)
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
The preparation of financial statements in conformity with U.S. generally accepted accounting principles, or GAAP, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual amounts may differ from those estimates. These condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2010, are not necessarily indicative of results that may be expected for the year ending December 31, 2010. The condensed consolidated balance sheet information as of December 31, 2009 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K. These interim financial statements should be read in conjunction with that report.
The audited consolidated financial statements as of December 31, 2009 included a “going concern” audit opinion from the Company’s independent registered public accounting firm because Osteologix has experienced net losses and negative cash flows from operations since its inception and expects such losses to continue as the Company furthers its research and development programs. The Company’s management believes that its current cash and short-term investments, including the $1.0 million gross proceeds from the sale of 1,992,428 shares of common stock on January 7, 2010 will enable it to continue planned operations into the third quarter of 2010. The Company plans to raise additional capital in order to fund its operations, and therefore management believes it is appropriate for the Company’s consolidated financial statements to be prepared on a going concern basis. The consolidated financial statements do not contain any adjustments that may be required if Osteologix is unable to continue as a going concern.
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
March 31, 2010 (Unaudited)
(Tabular amounts in thousands, except per share amounts)
2. Cash Equivalents and Short-Term Investments
The Company considers all highly liquid investments with a maturity period of three months or less to be cash equivalents.
3. Stock-Based Compensation
Since adopting ASC Topic 718, Stock Compensation, on January 1, 2006, the Company has elected to use the Black-Scholes option-pricing model as its method for valuing stock-based compensation, which consists of options and warrants to purchase common stock at or above its fair value at the time of grant. During the three month period ended March 31, 2010, the Company granted incentive stock options to its employees exercisable for 375,000 shares of common stock under the Company’s 2006 Equity Incentive Plan, or the Plan, and pursuant to the standard form of Stock Option Agreement under the Plan. The Company granted a stock option exercisable for 100,000 shares of common stock to the new Chairman of the Board under the Plan and pursuant to the standard form of Stock Option Agreement under the Plan. The Company also granted stock options to all four of its non-employee directors, including the new Chairman of the Board, under the Plan and pursuant to the standard form of Stock Option Agreement under the Plan. Each option is exercisable for 40,000 shares of common stock. All of these options have an exercise price of $0.71 per share, vest over four years, and expire 10 years from the date of grant; the Company has estimated the fair value of these options at $0.51 per share using a volatility factor of 82%, expected life of 6.0 years, risk-free interest rate of 2.80% and no payment of dividends. Total expense for stock-based compensation was $61,931 and $43,281 for the three months ended March 31, 2010 and 2009, respectively. As of March 31, 2010, the total unrecognized expense for unvested stock warrants and options was $656,122, which will be expensed over the remaining vesting period of 3.75 years. The aggregate intrinsic value of the options and warrants outstanding and exercisable as of March 31, 2010 was $45,780 based on a closing stock price of $0.47.
4. Net Loss Per Share
The net loss per share has been computed using the weighted-average number of common shares outstanding during the period. During the three months ended March 31, 2010 and 2009, potentially dilutive options and warrants to purchase common stock aggregating 2,805,240 and 4,125,392 shares, respectively, were outstanding and not considered because their effect would have been antidilutive.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements included in this Quarterly Report, other than statements that are purely historical, are forward-looking statements. Words such as “anticipate,” “contemplate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” “will,” “will continue to be,” or the negative of foregoing and similar expressions regarding beliefs, plans expectations or intentions regarding the future also identify forward-looking statements. Forward-looking statements in this Quarterly Report include, without limitation: the statements in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 1A. Risk Factors” regarding our strategies, beliefs, plans, expectations, anticipations and intentions including, without limitation: (1) NB S101 simultaneously decreases resorption (loss) of existing bone tissue while also increasing formation of new bone tissue; (2) research and development expenses for the balance of 2010 will be in line with the comparable period in 2009; (3) our costs for 2010 will include planning for a phase 3 clinical trial, additional manufacturing and quality work on the drug product, consultants and medical advisors, and potentially smaller human and animal studies of NB S101; (4) our expectation that we will continue preparing for a larger phase 3 trial for NB S101; (5) our expectation that we do not expect significant revenues from commercial sales of our products for several years, if at all; (6) our expectation that general and administrative expenses for the balance of 2010 will be in line with amounts incurred during the comparable period in 2009; (7) our currently available existing resources will provide liquidity to fund our planned operations into the third quarter of 2010; (8) our expectation of continuing to incur losses as a result of our ongoing research and development efforts; (9) our belief the development risk for NB S101 is reduced by the proven safety and effectiveness of a drug approved in Europe that contains a different strontium compound as its active ingredient; (10) our plan to continue to acquire and develop products; (11) our plan to either develop the resources to market these products in selected world regions or out-license marketing rights to larger pharmaceutical companies; (12) our plan to follow the phase 2 clinical trial with a larger phase 2 and/or phase 3 clinical trial; (13) our expectation that the larger phase 2 and/or phase 3 clinical trial will take at least two years to complete; (14) our expectation that either one or two similar or potentially larger phase 3 trials will be required; (15) our plan to seek approval for NB S101 throughout the world, either on our own or in collaboration with a larger pharmaceutical company that has more financial resources than we do; (16) our plan to list our common stock on the NASDAQ Global Market, the NASDAQ Capital Market or the American Stock Exchange as soon as practical after we meet initial listing requirements; (17) our expectation to continue to have significant losses for the foreseeable future; (18) our expectation that NB S101 will generate substantially all of our revenues for the foreseeable future; and (19) our expectation that we will rely on one or more third-party contractors to supply our drugs if any of our product candidates receives FDA approval.
Our expectations, beliefs, objectives, intentions and strategies regarding the future, including, without limitation, those concerning expected operating results, revenues and earnings and current and potential litigation are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from results contemplated by the forward-looking statements. These risks and uncertainties include, but are not limited to: uncertainties associated with the research and registration process; general economic conditions; our inability to accurately forecast costs associated with our research and development efforts; changes in the cost of administration and clinical studies; changes in government regulations and administrative procedures; changes in our business strategy; our inability to accurately forecast the resources required to fund our planned operations into the third quarter of 2010; our inability to meet government regulation standards; market demand for our product candidates; the availability and terms for licensing, capital raising and partnership opportunities; growth of alternative medicine and techniques; speed of development of our product candidates; and increased success and introduction of competing products.
The forward-looking statements in this Quarterly Report are subject to additional risks and uncertainties set forth under the heading “Risk Factors” in Item 1A of Part II, and are based on information available to us on the date hereof. We assume no obligation to update any forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of the filing of this Quarterly Report. Readers should also review carefully the cautionary statements and risk factors listed in our Annual Report on Form 10-K for the year ended December 31, 2009, and in our other filings with the Securities and Exchange Commission, or SEC, including our Quarterly and Periodic Reports on Forms 10-Q and 8-K.
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

Currently, our primary goal is to obtain approval for NB S101 for the treatment and prevention of osteoporosis. We believe, based on preclinical and clinical data, that NB S101 simultaneously decreases resorption (loss) of existing bone tissue while also increasing formation of new bone tissue. No product currently approved (or, to our knowledge, under investigation) for the treatment of osteoporosis in the U.S. has demonstrated the ability to increase bone formation and decrease resorption. Our phase 1 study of the pharmacokinetic, or PK, properties of NB S101 revealed that a one-gram tablet dose of NB S101 resulted in approximately the same level of strontium in human serum as a European company’s approved product containing two grams of strontium ranelate in sachet formulation, which must be mixed with water before ingestion. Thus, at a lower dose our tablet formulation of strontium has shown bioequivalent levels of strontium to a marketed sachet product that has been proven safe and effective in osteoporotic patients in Europe. More importantly, the recent results of our phase 2 study demonstrated that NB S101 decreased an established biomarker of bone resorption, CTX-1, in a dose-dependent manner by an amount statistically equivalent to or superior to the product approved in Europe. The phase 2 results also showed that NB S101 significantly increased bone mineral density at the lumbar spine and hip with only 12 weeks of treatment, and no significant side effects were noted in the trial.
Critical Accounting Policies and Use of Estimates
The preparation of our condensed consolidated financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the reported amounts and classification of expense, and the disclosure of contingent assets and liabilities. We evaluate our estimates and assumptions on an ongoing basis. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that it is important for investors to be aware that there is a particularly high degree of subjectivity involved in estimating the fair value of stock-based compensation, that the expenses recorded for stock-based compensation in the Company’s financial statements may differ significantly from the actual value realized by the recipients of the stock awards, and that the expenses recorded for stock-based compensation will not result in cash payments from Osteologix. For further information on our critical accounting policies, see the discussion of our critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2009.
Recently Adopted or Issued Accounting Pronouncements
In May 2009, the Financial Accounting Standards Board, or FASB, issued guidance regarding subsequent events, which is intended to establish general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, the guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. In February 2010, FASB amended the guidance to remove the requirement for management to disclose the date through which the company had evaluated its subsequent events in issued and revised financial statements. The guidance is effective for financial statements issued for interim and annual financial periods ending after June 15, 2009 and the amended guidance is effective February 24, 2010. The Company adopted the provisions of the guidance which did not have a material effect on the Company’s financial statements.
Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009
Revenues
Osteologix’s products are currently in various stages of research and development, and there were no revenues recorded in the three month periods ended March 31, 2010 and 2009. Because Osteologix is still developing its investigational drug for the treatment of osteoporosis, Osteologix does not expect significant revenues from commercial sales of its products for several years, if at all.
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

Research and development expenses, and the changes compared to the previous year, were as follows:

Three Months Ended March 31,		Decrease from Period in Prior Year
2010	2009	Dollars	Percent

$188,000	$398,000	$(210,000)	-52%
Research and development expenses decreased $210,000 for the first three months of 2010 compared to the first three months of 2009 as expenses related to the manufacture of additional investigational drug product in 2009 did not reoccur in 2010. For the 2010 period, our research and development costs consisted primarily of preparation and planning for clinical trials.
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
General and administrative expenses, and the changes compared the previous year, were as follows:

Three Months Ended March 31,		Increase from Period in Prior Year
2010	2009	Dollars	Percent

$695,000	$612,000	$83,000	14%
General and administrative expenses increased by $83,000 for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 because of an increase in market research and public relations expenses.
For the balance of 2010, we expect general and administrative expenses to be in line with amounts incurred during the comparable period in 2009.
Interest Income
Interest income decreased by $9,000 to $1,000 for the first three months of 2010 compared to $10,000 for the first three months of 2009. The decrease in interest income was due to lower cash and investment balances.
LIQUIDITY AND CAPITAL RESOURCES
We measure our liquidity primarily by the cash, cash equivalents and short-term investments, as well as the working capital, available to fund our operations. Since we were founded in 2003, we have applied the majority of our resources to research and development programs, primarily the development of NB S101, and administrative expenses to support operations. We have operated at a loss since inception and expect to continue to incur losses in the future as a result of our ongoing research and development efforts. To date we have funded our operations primarily through the sale of common stock.

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

	March 31,	December 31,
	2010	2009
Cash, cash equivalents and short-term investments	$892,000	$818,000
Working capital	521,000	399,000
The increase in our cash, cash equivalents and short-term investments of $74,000 during the first three months of 2010 was due to cash received as a result of the sale of 1,992,428 shares of common stock on January 7, 2010 for aggregate gross proceeds of $1.0 million, net of cash used in operations to fund the continuing development of NB S101, and for the general and administrative expenses of operating a public company. We have experienced net losses since inception, and expect to continue to incur losses as a result of our ongoing research and development efforts. To date, we have funded our operations primarily through the sale of common stock.
We expect our cash and cash equivalents as of March 31, 2010, including the net proceeds from our January 2010 private placement, to fund our planned operations into the third quarter of 2010. We may consume available resources more rapidly than currently anticipated, resulting in the need for funding at an earlier date. If adequate funds are not available, we may be required to significantly reduce, refocus or cease our operations, or to obtain funds through arrangements that may require us to relinquish rights to NB S101, which could have a material adverse affect on the price of our common stock.
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
We believe that our available existing resources, including the net proceeds from the January 2010 private placement, will provide liquidity to fund our planned operations into the third quarter of 2010. Because the business of developing pharmaceutical products is time-consuming and expensive, and NB S101, our most advanced investigational drug, still must complete pivotal human clinical trials before it can be marketed, we will require additional financial resources to carry out our business strategy. We plan to follow our recent phase 2 clinical trial with a larger phase 2 and/or phase 3 clinical trial that we estimate will take at least two years to complete. After or possibly concurrent with our next clinical trial, either one or two similar or potentially larger phase 3 trials will be required. We may license the rights to NB S101 to a larger company before any of our clinical trials are complete, or we may choose to retain all rights ourselves without entering into a license or collaborative agreement. If the results of our clinical trials are positive, we plan to seek approval for NB S101 throughout the world, either on our own or in collaboration with a larger pharmaceutical company that has more financial resources than we do.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Not applicable.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. In addition, our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and principal financial officer, as appropriate, allowing timely decisions regarding required disclosure. As of March 31, 2010, based on an evaluation carried out with the participation of our management, including our chief executive officer, who also serves as our principal financial officer, of the effectiveness of our disclosure controls and procedures, our chief executive officer (in his capacity as such and in his capacity as our principal financial officer) has concluded that our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no significant changes in our internal control over financial reporting identified in management’s evaluation during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We believe that our cash, including the $1.0 million gross proceeds from our January 2010 private placement, will only be sufficient to support our current operating plan into the third quarter of 2010. This expectation is based on our current operating plan, which could change as a result of the above-described or other factors, and we may need additional funding sooner than expected. We will need to raise additional funds to support our future development programs, including completion of the clinical trials required to market our investigational drug if we do not enter into an agreement with a larger company to conduct these trials. Our funding requirements may change as a result of many factors, including delays in development activities, underestimates of budget items, unanticipated cash requirements, limitation of development of new potential products, future product opportunities with collaborators, future licensing opportunities and future business combinations. Consequently, we will need to seek additional sources of financing, which may not be available on a timely basis or terms favorable to us, if at all.
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
We have incurred significant net operating losses since our inception in 2003. To date, we have devoted significant financial resources to the research and development of our investigational drug NB S101. The only revenue we have received since our inception was from a related party in 2005. As a result, we recorded losses of $0.9 million for the three-month period ended March 31, 2010 and $3.5 million for the year ended December 31, 2009, and our consolidated balance sheet had an accumulated deficit of approximately $26.8 million at March 31, 2010. We do not expect to generate any significant revenue from commercial sales of our products for several years, if at all, and we expect to continue to have significant losses for the foreseeable future as we continue clinical development, seek to advance our product candidates closer to market, seek to expand our pipeline of research and development projects, implement additional internal systems and build our infrastructure.
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
We have limited revenues and have experienced net losses and negative cash flows from operations since our inception through March 31, 2010 and we expect such losses to continue as research and development programs continue. These conditions raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The concentrated ownership of our common stock by Nordic may have the effect of delaying or preventing mergers, acquisitions, financings or other significant corporate transactions.
Nordic Biotech K/S, a venture capital firm and limited partnership in Denmark, and its affiliates or, collectively, Nordic, own approximately 68% of our outstanding common stock. In connection with the January 2010 private placement of 1,992,428 shares of our common stock to Nordic on January 7, 2010, our Certificate of Incorporation was amended in March 2010 to decrease the number of authorized shares of our preferred stock from 1,000,000 to 0, decrease the number of number of authorized shares of our common stock 100,000,000 to 38,072,737 and provide that, so long as Nordic and its affiliates are the beneficial owners of at least 20% of the outstanding shares of our common stock, the size of our board of directors may not exceed seven persons and Nordic shall have the right to designate up to three members of our board of directors. We refer to these rights as the Nordic Board Rights, which are in addition to any other rights provided under Delaware law. One of the five members of our board of directors, John M. Barberich, who is also the chairman of our board, is a consultant to Nordic Biotech Advisors ApS, an affiliate of Nordic. Because of its concentrated ownership of our stock, the Nordic Board Rights and its current position on our board, Nordic is able to control all matters requiring stockholder approval and is able to exercise significant influence over all matters requiring board approval, including the election of directors, amendment to our bylaws, certificate of incorporation and approval of mergers, acquisitions, going private transactions, financings and other significant corporate transactions, and any decisions concerning the terms of any of these transactions. Nordic is able to prevent a change in control of our company and no person interested in acquiring us will be able to do so without obtaining the consent of Nordic. Nordic may in the future seek to acquire the remainder of our common stock that they do not already own in a going private transaction. Nordic’s interests may not be the same as those of our other stockholders. Nordic is also a stockholder and investor in a number of other biotechnology companies, and there may be conflicts between our business interests and Nordic’s other investments. In addition, if Nordic elects to sell any shares of our common stock which they own in the open market, our stock price is likely to decrease.
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
NB S101 contains a salt form of strontium as its active ingredient. There is one product approved in Europe and countries around the world that contains a different salt form of strontium, which is marketed by Servier as Protelos® and other trade names. Protelos was studied in clinical trials involving approximately 7,000 patients prior to its approval in late 2004. In November 2007, the EMA identified a potential side effect and recommended a label change for Protelos. The side effect “drug rash with eosinophilia and systemic symptoms,” or DRESS, was noted in 16 patients following 570,000 patient-years of worldwide exposure (approximately one case per 35,000 patient-years), and two of the cases were fatal. The EMA advised physicians and patients to stop treatment with Protelos should a rash occur (generally after three to six weeks of treatment), and to seek further medical advice. For these patients, Protelos should not be reintroduced.
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
An issued patent does not guarantee us the right to practice the patented technology or commercialize the patented product. Third parties may have blocking patents that could be used to prevent us from commercializing our patented products and practicing our patented technology. There are patents held by others for the use of strontium. Within the class of strontium-based pharmaceutical products, Servier has several patents. These include U.S. Patent No. 5,128,367 (European equivalent EP-B-0 415 850), which is directed to strontium ranelate and other metal ranelates, as well as methods and compositions for treating osteoporosis. In addition, Servier’s U.S. Patent No. 4,939,164 (European equivalent EP-B-0 349 432) is directed to a specific strontium salt of pentanedioic acid, as well as methods and compositions for treating osseous diseases using this salt. Also, Servier’s U.S. Patent No. 5,075,336 (European equivalent EB-P-0 445 025) describes specific types of carboxylic acid salts, including strontium salts as well as methods and compositions for treating osseous diseases using these salts. Servier’s U.S. Patent No. 5,856,356 (European equivalent EP-B-0 813 869) describes the use of strontium salts, including strontium ranelate and strontium malonate, for treatment of arthrosis. Servier has also obtained three additional U.S. patents, Nos. 7,091,364 (European equivalent EP-A-1 403 265), 7,105,683 (European equivalent EP-B-1 403 264) and 7,214,805 (European equivalent EP-A-1 403 266), which are directed to methods of manufacturing strontium salts and chemical intermediates used to prepare such salts. Although we do not believe that we infringe any patents held by others, there can be no assurance that we will not be accused of infringement, which could lead to expensive and time-consuming litigation or that our product candidates will be held not to infringe valid third party patent claims.

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
The SEC has adopted regulations which generally define a “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock is less than $5.00 per share and therefore is a “penny stock.” Brokers and dealers effecting transactions in a “penny stock” must disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our common stock and may affect your ability to sell shares.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
There were no unregistered sales of equity securities of the Company in the three months ended March 31, 2010 that were not previously reported in a Current Report on Form 8-K.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Removed and Reserved.

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

OSTEOLOGIX, INC.
Date: May 17, 2010	By:	/s/ Philip J. Young
		Name:	Philip J. Young
		Title:	President and Chief Executive Officer

Date: May 17, 2010	By:	/s/ Philip J. Young
		Name:	Philip J. Young
		Title:	Principal Financial and Accounting Officer

EXHIBIT INDEX

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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