Form 10-Q
period 2010-06-30
Osteologix, Inc.
filed 2010-08-16
CIK 1278129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
As of August 7, 2010, there were 32,970,871 shares of the registrant’s Common Stock, $0.0001 par value, outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Osteologix, Inc.
(a development stage company)
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)

	June 30,	December 31,
	2010	2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$900	$818
Prepaid expenses and other assets	72	68
Total current assets	972	886

Equipment, net	1	2

Total assets	$973	$888

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$289	$326
Accrued liabilities	187	161

Total current liabilities	476	487

Commitments and Contingencies	—	—

Stockholders’ Equity
Common stock, $0.0001 par value, 38,073 shares authorized; 32,971 and 29,484 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	3	3
Additional paid-in-capital	28,432	26,640
Accumulated other comprehensive loss	(281)	(283)
Deficit accumulated during development stage	(27,657)	(25,959)

Total stockholders’ equity	497	401

Total liabilities and stockholders’ equity	$973	$888

See accompanying notes to the condensed consolidated financial statements.

Osteologix, Inc.
(a development stage company)
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

					For the Period
	Three Months Ended		Six Months Ended		from June 16, 2003
	June 30,		June 30,		(Inception) to
	2010	2009	2010	2009	June 30, 2010

Revenues	$—	$—	$—	$—	$750

Operating expenses:
Research and development	93	343	281	742	12,897
General and administrative	724	661	1,419	1,274	16,236

Total operating expenses	817	1,004	1,700	2,016	29,133

Loss from operations	(817)	(1,004)	(1,700)	(2,016)	(28,383)

Interest income, net	1	12	2	22	726

Net loss	$(816)	$(992)	$(1,698)	$(1,994)	$(27,657)

Net loss per share, basic and diluted	$(0.02)	$(0.03)	$(0.05)	$(0.07)

Weighted average number of shares outstanding basic and diluted	31,788	29,484	31,556	29,442

See accompanying notes to the condensed consolidated financial statements.

Osteologix, Inc.
(a development stage company)
Condensed Consolidated Statement of Stockholders’ Equity and Comprehensive Loss
For the Period From June 16, 2003 (Inception) through June 30, 2010
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

Osteologix, Inc.
(a development stage company)
Condensed Consolidated Statement of Stockholders’ Equity and Comprehensive Loss
For the Period From June 16, 2003 (Inception) through June 30, 2010
(in thousands, except per share amounts)

					Deficit
				Accumulated	Accumulated
			Additional	Other	During the	Total
	Common Stock		Paid-In	Comprehensive	Development	Stockholders’
	Shares	Amount	Capital	Loss	Stage	Equity
Balance at December 31, 2008	29,142	$3	$26,435	$(192)	$(22,469)	$3,777
Stock issued in lieu of cash for services	342	—	30	—	—	30
Stock based compensation expense	—	—	175	—	—	175
Comprehensive loss:
Net loss for the period	—	—	—	—	(3,490)	(3,490)
Foreign currency translations	—	—	—	(91)	—	(91)

Total comprehensive loss						(3,581)

Balance at December 31, 2009	29,484	$3	$26,640	$(283)	$(25,959)	$401

Issuance of common stock for cash of $0.50 per share in private placement in Jan. 2010, net of issuance costs	1,992	—	942	—	—	942
Issuance of common stock for cash of $0.50 per share in private placement in June. 2010, net of issuance costs	1,495	—	725	—	—	725
Stock issued in lieu of cash for services
Stock based compensation expense	—	—	125	—	—	125
Comprehensive loss:
Net loss for the period	—	—	—	—	(1,698)	(1,698)
Foreign currency translations	—	—	—	2	—	2

Total comprehensive loss						(1,696)

Balance at June 30, 2010	32,971	$3	$28,432	$(281)	$(27,657)	$497

See accompanying notes to the condensed consolidated financial statements.

Osteologix, Inc.
(a development stage company)
Condensed Consolidated Statements of Cash Flow
(in thousands, except per share amounts)
(Unaudited)

			For the Period
	For the Six Months Ended		From June 16, 2003
	June 30,		(Inception) to
	2010	2009	June 30, 2010
Operating activities
Net loss	$(1,698)	$(1,994)	$(27,657)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1	2	42
Loss on disposal of equipment	—	—	3
Issuance of stock in lieu of cash for services	—	30	324
Stock based compensation	125	87	1,209
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(4)	13	(72)
Accounts payable	(37)	(56)	289
Accrued liabilities	26	5	187

Net cash used in operating activities	(1,587)	(1,913)	(25,675)

Investing activities
Purchase of short-term investments	—	(2,585)	(30,239)
Sales and maturities of short-term investments	—	3,597	30,239
Purchase of equipment	—	—	(46)

Net cash provided by (used in) investing activities	—	1,012	(46)

Financing activities
Net proceeds from issuance of common stock	1,667	0	26,902

Net cash provided by financing activities	1,667	0	26,902

Effect of exchange rates on cash and cash equivalents	2	(101)	(281)

Net increase (decrease) in cash and cash equivalents	82	(1,002)	900

Cash and cash equivalents at beginning of period	818	2,996	—

Cash and cash equivalents at end of period	$900	$1,994	$900

See accompanying notes to the condensed consolidated financial statements.

Osteologix, Inc.
(a development stage company)
Notes to Condensed Consolidated Financial Statements
June 30, 2010 (Unaudited)
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
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual amounts may differ from those estimates. These condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2010, are not necessarily indicative of results that may be expected for the year ending December 31, 2010. The condensed consolidated balance sheet information as of December 31, 2009 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K. These interim financial statements should be read in conjunction with that report.
The audited consolidated financial statements as of December 31, 2009 included a “going concern” audit opinion from the Company’s independent registered public accounting firm because Osteologix has experienced net losses and negative cash flows from operations since its inception and expects such losses to continue as research and development programs continue. The Company’s management believes that its current cash and funds it will receive under its license with Servier, described in Note 5, will enable it to continue planned operations into [the second quarter of 2011]. The Company also plans to raise additional capital in order to fund its operations, and therefore management believes it is appropriate for the Company’s consolidated financial statements to be prepared on a going concern basis. The consolidated financial statements do not contain any adjustments that may be required if Osteologix is unable to continue as a going concern.
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
3. Stock-Based Compensation
Since adopting ASC Topic 718, Stock Compensation, on January 1, 2006, the Company has elected to use the Black-Scholes option-pricing model as its method for valuing stock-based compensation, which consists of options and warrants to purchase common stock at or above its fair value at the time of grant. The Company did not grant any options to purchase common stock during the three month period ended June 30, 2010. During the six month period ended June 30, 2010, the Company granted incentive stock options to its employees exercisable for 375,000 shares of common stock under the Company’s 2006 Equity Incentive Plan, or the Plan, and pursuant to the standard form of Stock Option Agreement under the Plan. The Company granted a stock option exercisable for 100,000 shares of common stock to the new Chairman of the Board under the Plan and pursuant to the standard form of Stock Option Agreement under the Plan. The Company also granted stock options to all four of its non-employee directors, including the new Chairman of the Board, under the Plan and pursuant to the standard form of Stock Option Agreement under the Plan. Each option is exercisable for 40,000 shares of common stock. All of these options have an exercise price of $0.71 per share, vest over four years, and expire 10 years from the date of grant; the Company has estimated the fair value of these options at $0.51 per share using a volatility factor of 82%, expected life of 6.0 years, risk-free interest rate of 2.80% and no payment of dividends. Total expense for stock-based compensation was $62,000 and $44,000 for the three month period ended June 30, 2010 and 2009, respectively, and $124,000 and $87,000 for the six month period ended June 30, 2010 and 2009, respectively. As of June 30, 2010, the total unrecognized expense for unvested stock warrants and options was $582,000, which will be expensed over the remaining vesting period of 3.5 years. The aggregate intrinsic value of the options and warrants outstanding and exercisable as of June 30, 2010 was $67,500 based on a closing stock price of $0.55.
4. Net Loss Per Share
The net loss per share has been computed using the weighted-average number common shares outstanding during the period. During the six months ended June 30, 2010 and 2009, potentially dilutive options and warrants to purchase common stock aggregating 2,805,240 and 4,125,392 shares, respectively, were outstanding and not considered because their effect would have been antidilutive.
5. Subsequent Event
In July 2010, we formed an Irish subsidiary, Lastglade Ltd., which became the parent company of our Danish subsidiary, Osteologix ApS, as well as of a new wholly owned Irish subsidiary, Osteologix Limited. Osteologix Limited and the Servier Research Group (“Servier”), entered into a license agreement pursuant to which the Company granted Servier an exclusive royalty bearing license to develop and commercialize NB S101 to treat post menopausal osteoporosis, other bone and joint disorders and dental indications worldwide, except in the U.S. Under the terms of the agreement, the Company will receive up to €12 million in upfront and milestone payments. Additionally, the Company is eligible to receive up to €30 million in minimum royalty payments creditable against mid to low single digit royalties on sales. The Company will also be eligible to receive milestone payments and royalties on product development and sales in Japan. The agreement is subject to customary termination provisions. Under the license, Servier is responsible for all costs outside of the U.S. associated with development, regulatory approval and commercialization of NB S101. Osteologix retained intellectual property rights for the development of NB S101 in the U.S.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements included in this Quarterly Report, other than statements that are purely historical, are forward-looking statements. Words such as “anticipate,” “contemplate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” “will,” “will continue to be,” or the negative of foregoing and similar expressions regarding beliefs, plans expectations or intentions regarding the future also identify forward-looking statements. Forward-looking statements in this Quarterly Report include, without limitation: the statements in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our strategies, beliefs, plans, expectations, anticipations and intentions including, without limitation: (1) NB S101 simultaneously decreases resorption (loss) of existing bone tissue while also increasing formation of new bone tissue; (2) 2010 will include planning for a phase 3 clinical trial, and our expectation that we do not expect significant revenues from commercial sales of our products for several years, if at all; (3) our expectation that general and administrative expenses for the balance of 2010 will be in line with amounts incurred during the comparable period in 2009; (4) our currently available existing resources will provide liquidity to fund our planned operations into the second quarter of 2011; (5) our expectation of continuing to incur losses as a result of our ongoing research and development efforts; (6) our belief the development risk for NB S101 is reduced by the proven safety and effectiveness of a drug approved in Europe that contains a different strontium compound as its active ingredient; (7) our plan to continue to acquire and develop products; (8) our plan to follow the phase 2 clinical trial with a larger phase 2 and/or phase 3 clinical trial; (9) our expectation that the larger phase 2 and/or phase 3 clinical trial will take at least two years to complete; (10) our expectation that either one or two similar or potentially larger phase 3 trials will be required for U.S. regulatory approval of NB S101; (11) our plan to list our common stock on the NASDAQ Global Market, the NASDAQ Capital Market or the American Stock Exchange as soon as practical after we meet initial listing requirements; (12) our expectation to continue to have significant losses for the foreseeable future; (13) our expectation that NB S101 will generate substantially all of our revenues for the foreseeable future; (14) our expectation of future payments we may be entitled to receive under the Servier License; (15) our expectation that we will relay on one or more third-party contractors to supply our drugs if any of our product candidates receives FDA approval; and (16) our expectation that further clinical development of NB S101 in the United States will not proceed until we enter into a development agreement with a third party development partner with substantially more resources than us.
Our expectations, beliefs, objectives, intentions and strategies regarding the future, including, without limitation, those concerning expected operating results, revenues and earnings and current and potential litigation are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from results contemplated by the forward-looking statements. These risks and uncertainties include, but are not limited to: uncertainties associated with the research and regulatory approval process; general economic conditions; our ability to accurately forecast costs associated with our research and development efforts; changes in the cost of administration and clinical studies; changes in government regulations and administrative procedures; changes in our business strategy; our ability to accurately forecast the resources required to fund our planned operations through approximately [the second quarter of 2011]; our ability to meet government regulation standards; market demand for our product candidates; the availability and terms for licensing, capital raising and partnership opportunities; growth of alternative medicine and techniques; speed of development of our product candidates; and increased success and introduction of competing products.
The forward-looking statements in this Quarterly Report are subject to additional risks and uncertainties set forth under the heading “Risk Factors” in Item 1A of Part II, and are based on information available to us on the date hereof. We assume no obligation to update any forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of the filing of this Quarterly Report. Readers should also review carefully the cautionary statements and risk factors listed in our Annual Report on Form 10-K for the year ended December 31, 2009, and in our other filings with the SEC, including our Forms 10-Q and 8-K.
Company Information and Background
We are in the business of developing pharmaceuticals for the treatment and prevention of diseases of bone and joint tissues. Our lead product candidate, NB S101 (strontium malonate), is in clinical development for treatment of osteoporosis, and in late 2007 we completed a human phase 2 clinical trial of this investigational drug which demonstrated a positive effect of NB S101 on biomarkers of bone loss and on bone mineral density after 12 weeks of treatment. Designing and conducting larger phase 3 clinical trials will be necessary to receive regulatory approval to commercialize NB S101 in the United States. We are seeking a third party development partner with substantially more resources than us for further clinical development in the United States, and we do not expect to to proceed with further U.S. clinical development until we enter into a development agreement with such a partner. We are publicly traded in the United States on the OTC Bulletin Board under the stock ticker symbol “OLGX” (some quotation systems require the symbol to be entered as “OLGX.OB”).

We believe, based on preclinical and clinical data, that NB S101 simultaneously decreases resorption (loss) of existing bone tissue while also increasing formation of new bone tissue. No product currently approved (or, to our knowledge, under investigation) for the treatment of osteoporosis in the U.S. has demonstrated the ability to increase bone formation and decrease resorption. Our phase 1 study of the pharmacokinetic, or PK, properties of NB S101 revealed that a one-gram tablet dose of NB S101 resulted in approximately the same level of strontium in human serum as a European company’s approved product containing two grams of strontium ranelate in sachet formulation, which must be mixed with water before ingestion. Thus, at a lower dose our tablet formulation of strontium has shown bioequivalent levels of strontium to a marketed sachet product that has been proven safe and effective in osteoporotic patients in Europe. More importantly, the recent results of our phase 2 study demonstrated that NB S101 decreased an established biomarker of bone resorption, CTX-1, in a dose-dependent manner by an amount statistically equivalent to or superior to the product approved in Europe. The phase 2 results also showed that NB S101 significantly increased bone mineral density at the lumbar spine and hip with only 12 weeks of treatment, and no significant side effects were noted in the trial. We continue to look for a third party to further develop NB S101 in the Unites States.
In July 2010, we, through our wholly owned Irish subsidiary, Osteologix Limited, and the Servier Research Group, or Servier, entered into a license agreement, or the Servier license, pursuant to which we granted Servier an exclusive royalty bearing license to develop and commercialize NB S101 to treat post menopausal osteoporosis, other bone and joint disorders and dental indications worldwide, except in the U.S. Under the terms of the agreement, we will receive up to €12 million in upfront and milestone payments. Additionally, we are eligible to receive up to €30 million in minimum royalty payments creditable against mid to low single digit royalties on sales. We will also be eligible to receive milestone payments and royalties on product development and sales in Japan. The agreement is subject to customary termination provisions. Under the license, Servier is responsible for all costs outside of the U.S. associated with development, regulatory approval and commercialization of NB S101. We retained intellectual property rights for the development of NB S101 in the U.S.
Critical Accounting Policies and Use of Estimates
The preparation of our condensed consolidated financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the reported amounts and classification of expense, and the disclosure of contingent assets and liabilities. We evaluate our estimates and assumptions on an ongoing basis. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that it is important for investors to be aware that there is a particularly high degree of subjectivity involved in estimating the fair value of stock-based compensation, that the expenses recorded for stock-based compensation in our financial statements may differ significantly from the actual value realized by the recipients of the stock awards, and that the expenses recorded for stock-based compensation will not result in cash payments from us. For further information on our critical accounting policies, see the discussion of our critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2009.
Recently Adopted or Issued Accounting Pronouncements
In May 2009, the Financial Accounting Standards Board, or FASB, issued guidance regarding subsequent events, which is intended to establish general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, the guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. In February 2010, FASB amended the guidance to remove the requirement for management to disclose the date through which the company had evaluated its subsequent events in issued and revised financial statements. The guidance is effective for financial statements issued for interim and annual financial periods ending after June 15, 2009 and the amended guidance is effective February 24, 2010. We adopted the provisions of the guidance which did not have a material effect on our financial statements.

Three and Six Months Ended June 30, 2010 Compared to Three and Six Months Ended June 30, 2009
Revenues
Osteologix’s product is currently in research and development, and there were no revenues recorded in the six month periods ended June 30, 2010 and 2009. Because we are still developing NB S101, our investigational drug for the treatment of osteoporosis, we expect certain milestone payments from Servier over the next several years but does not expect significant revenues from commercial sales of its products for several years, if at all.
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
Research and development expenses for the second quarter of 2010 compared to the second quarter of the 2009 were as follows:

Three Months Ended June 30,		Decrease from Period in Prior Year
2010	2009	Dollars	Percent

$93,000	$343,000	$(250,000)	-73%
Research and development expenses decreased $250,000 for the second quarter of 2010 compared to the second quarter of 2009 as expenses related to the manufacture of additional investigational drug product in 2009 did not reoccur in 2010. For the 2010 period, our research and development costs consisted primarily of preparation and planning for clinical trials.
Research and development expenses for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 were as follows:

Six Months Ended June 30,		Decrease from Period in Prior Year
2010	2009	Dollars	Percent

$281,000	$742,000	$(461,000)	-62%
Research and development expenses decreased $461,000 for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 for the same reason as research and development expenses decreased in the three month period ended June 2010.
We expect that our costs for the remainder of 2010 will continue to include some planning for a phase 3 clinical trial, including consultants and medical advisors.
General and Administrative Expenses
General and administrative expenses include compensation expense for personnel not directly involved in research and development activities, management and other administrative personnel costs, insurance, accounting, legal and patent expenses.
General and administrative expenses for the second quarter of 2010 compared to the second quarter of 2009 were as follows:

Three Months Ended June 30,		Increase from Period in Prior Year
2010	2009	Dollars	Percent

$724,000	$661,000	$63,000	9%
General and administrative expenses increased by $63,000 for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 because of an increase in legal, market research and public relations expenses.

General and administrative expenses for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 were as follows:

Six Months Ended June 30,		Increase from Period in Prior Year
2010	2009	Dollars	Percent

$1,419,000	$1,274,000	$145,000	11%
General and administrative expenses increased by $145,000 for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 for the same reasons general and administrative expenses increased in the three month period ended June 30, 2010.
For the balance of 2010, we expect general and administrative expenses to be in line with amounts incurred during the comparable period in 2009.
Interest Income
Interest income decreased by $10,000 to $1,000 for the second quarter of 2010 compared to $11,000 for the second quarter of 2009. The decrease in interest income was primarily due to lower cash and investment balances.
LIQUIDITY AND CAPITAL RESOURCES
We measure our liquidity primarily by the cash and cash equivalents, as well as the working capital available to fund our operations. Since we were founded in 2003, we have applied the majority of our resources to research and development programs, primarily the development of NB S101, and the administrative expenses to support the our pharmaceutical development operations. We have operated at a loss since inception and expect to continue to incur losses in the future as a result of our ongoing research and development efforts. To date we have funded our operations primarily through the sale of our common stock. We have experienced net losses since inception, and expect to continue to incur losses as a result of our ongoing research and development efforts. To date, we have funded our operations primarily through the sale of common stock.
The following table summarizes our cash and cash equivalents, and our working capital available to fund our operations:

	June 30,	December 31,
	2010	2009
Cash and cash equivalents	$900,000	$818,000
Working capital	496,000	399,000
The increase in our cash and cash equivalents of $82,000 during the first six months of 2010 was due to cash received as a result of two stock sales: 1,992,428 shares of common stock on January 7, 2010 for aggregate gross proceeds of $1.0 million and 1,494,532 shares of common stock on June 11, 2010 for aggregate gross proceeds of $0.75 million, net of cash used in operations to fund the continuing development of NB S101, and for the general and administrative expenses of operating a public company.
We expect our cash and cash equivalents as of June 30, 2010 and the funds due from our agreement with Servier to fund our planned operations, excluding any clinical trials, into the second quarter of 2011. We may consume available resources more rapidly than currently anticipated, or seek to commence clinical trials, resulting in the need for funding at an earlier date. If adequate funds are not available, we may be required to significantly reduce or refocus or cease our operations, which could have a material adverse affect on the price of our common stock. There can be no assurance that any funds we may receive under the Servier license will reduce or delay our need for future funding.
PLAN OF OPERATION
Our business strategy is to develop drug candidates that target the treatment and prevention of diseases of bone and joint tissues. Our lead product, NB S101 is intended for the treatment of osteoporosis. The osteoporosis market is large, with over $7 billion in annual product sales, and preclinical, phase 1 and one phase 2 human clinical studies have been completed. In addition, a drug which contains a different strontium compound as its active ingredient (as compared to NB S101) has been proven safe and effective and is approved for treatment of osteoporosis in Europe, which we believe reduces the development risk for NB S101 when compared to other investigational drugs in completely unproven chemical classes. In executing our business strategy, our management has overseen the human clinical trials necessary to establish preliminary evidence of efficacy, and we are seeking to establish collaborative agreements with pharmaceutical and biotechnology companies for their late-stage development and marketing of our product candidates.

We believe that our available existing resources will provide liquidity to fund our planned operations, excluding any clinical trials, into the second quarter of 2011. Because the business of developing pharmaceutical products is time-consuming and expensive, and NB S101, our most advanced investigational drug, still must complete pivotal human clinical trials before it can be marketed, we will require additional financial resources to carry out our business strategy. The development plan for NB S101 will require a larger phase 2 and/or phase 3 clinical trial that we estimate will take at least two years to complete. After or possibly concurrent with our next clinical trial, either one or two similar or potentially larger phase 3 trials will be required. We are seeking a third party development partner with substantially more resources than us for further clinical development in the United States, and we do not expect to to proceed with further U.S. clinical development until we enter into a development agreement with such a partner
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, results of operations, liquidity or capital resources.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Not applicable.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. In addition, our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and principal financial officer, as appropriate, allowing timely decisions regarding required disclosure. As of June 30, 2010, based on an evaluation carried out with the participation of our management, including our chief executive officer, who also serves as our principal financial officer, of the effectiveness of our disclosure controls and procedures, our chief executive officer (in his capacity as such and in his capacity as our principal financial officer) has concluded that our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no significant changes in our internal control over financial reporting identified in management’s evaluation during the three months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We believe that our cash and the funds we will receive under our license with Servier will only be sufficient to support our current operating plan, excluding clinical trials, into the second quarter of 2011. This expectation is based on our current operating plan, which could change as a result of the above-described or other factors, and we may need additional funding sooner than expected. Our funding requirements may change as a result of many factors, including delays in development activities, underestimates of budget items, unanticipated cash requirements, limitation of development of new potential products, future product opportunities with collaborators, future licensing opportunities and future business combinations. Consequently, we will need to seek additional sources of financing, which may not be available on a timely basis or terms favorable to us, if at all. There can be no assurance that any funds we may receive under the Servier license will reduce or delay our need for future funding.
Raising additional funds may cause dilution to existing stockholders or require us to relinquish valuable rights.
We may seek to raise additional financing through public or private equity offerings, debt financings or additional corporate development and licensing arrangements. We cannot be certain that additional funding will be available on a timely basis, on terms favorable to us, or at all. To the extent we raise additional capital by issuing equity securities, our stockholders may experience dilution. To the extent that we raise additional capital by issuing debt securities, we would incur substantial interest obligations, may be required to pledge assets as security for the debt and may be constrained by restrictive financial and/or operational covenants that could limit our flexibility in conducting future business activities. Debt financing would also be senior to our stockholders’ interests in bankruptcy or liquidation. To the extent we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or product candidates, or grant licenses on terms unfavorable to us.
We have incurred significant net operating losses since our inception and may not achieve profitability in future periods.
We have incurred significant net operating losses since our inception in 2003. To date, we have devoted significant financial resources to the research and development of our investigational drug NB S101. The only revenue we have received since our inception and through June 30, 2010 was from a related party in 2005. As a result, we recorded losses of $1.7 million for the six month period ended June 30, 2010 and $3.5 million for the year ended December 31, 2009, and our consolidated balance sheet had an accumulated deficit of approximately $27.6 million at June 30, 2010. Except for milestone payments from Servier, we do not expect to generate any revenue from the sale of our NB S101 in the near term, and we expect to continue to have significant losses for the foreseeable future as we continue clinical development, seek to advance our product candidates closer to market, seek to expand our pipeline of research and development projects, implement additional internal systems and build our infrastructure.
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
We have limited revenues and have experienced net losses and negative cash flows from operations since our inception through June 30, 2010, and we expect such losses to continue as research and development programs continue. These conditions raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
We are relying on Servier for development and commercialization of NB S101 outside of the U.S.
Our license agreement with Servier granted Servier exclusive rights to develop and commercialize NB S101 to treat bone disease and for dental indications outside of the U.S. We have no control over the resources or efforts that Servier will employ. There can be no assurance that Servier will receive regulatory approval to market NB S101 outside of the U.S. or that it will successfully commercialize the product. Their failure to receive regulatory approval or successfully commercialize NB S101 outside the U.S. would significantly harm the value of our business.
Our near-term revenues depend on milestone payments based on achievements by Servier. Failure of Servier to attain such milestones would result in our not receiving additional revenues. We have no control over Servier’s development, clinical trial strategy, regulatory activity, market or sales of NB S101.
Our near-term revenues depend to a significant extent on the attainment by Servier of milestones set forth in the Servier license. Such milestones are related to clinical trial developments, regulatory approvals and sales accomplishments. We have no control over the expertise or resources that Servier may devote to the development, clinical trial strategy, regulatory approval, marketing or sale of NB S101, or the timing of Servier’s activities. In addition, Servier is entitled to terminate the license under certain conditions. To the extent Servier does not achieve such milestones or terminates the license, we will not receive the associated revenues, or any further revenues, which could harm or financial condition and may cause us to defer or cut-back development activities or forego the exploitation of opportunities in certain geographic territories, any of which could have a material adverse effect on our business.
Obtaining and maintaining the necessary U.S. or worldwide regulatory approvals for our product candidates will be time consuming, difficult and costly. If we fail to do so, we will be unable to commercialize our product candidates.
Government regulations in the U.S. and other countries have a significant impact on our business and affect research and development, manufacture and marketing of our product candidates. We will require FDA approval to commercialize our product candidates in the U.S. and Servier requires approvals from similar foreign regulatory authorities to commercialize our product candidates outside the U.S. In order to obtain FDA approval of a product candidate, we must submit to the FDA an NDA demonstrating that the product candidate is safe for humans and effective for its intended use. This demonstration requires significant research and animal tests, which are referred to as pre-clinical studies, as well as human tests, which are referred to as clinical trials. Recently, the FDA has indicated that it will require an additional phase II trial and one large, well-controlled phase III trial, along with additional toxicology studies, to support approval of NB S101These studies will be time consuming, difficult and costly, and we cannot predict whether our efforts will result in any drugs that the FDA or other regulatory authorities consider safe and effective for humans or whether the FDA or other regulatory authorities will require pre-clinical or clinical trials. The FDA has substantial discretion in the drug approval process, and may refuse to accept our application or may deny approval. If the FDA does not accept or approve our application, it may require us to conduct additional pre-clinical testing or manufacturing studies and submit that data before it will reconsider our application, or require us to perform post-marketing studies. The approval process may also be delayed by changes in government regulation, future legislation, administrative action or changes in FDA policy that occur prior to or during our regulatory review. Delays in obtaining regulatory approvals will increase our operating expenses and delay the commercialization of our product candidates and our ability to derive product revenues from them.

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
In foreign jurisdictions, Servier must also receive approval from the appropriate regulatory, pricing and reimbursement authorities before we can commercialize and market our drugs. These processes generally include all of the risks associated with FDA procedures. Pursuing foreign approvals will be time-consuming and expensive. Regulations vary among countries, and foreign authorities may require different or additional clinical trials than we conduct in our attempts to obtain FDA approval. Servier may never receive any of the approvals necessary to commercialize our product candidates.
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
Even if our clinical trials are completed as planned, we cannot be certain that the results of those trials will support our product candidate claims or that the FDA will agree with our conclusions regarding the results. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the later trials will replicate the results of prior trials and pre-clinical testing. The clinical trial process may fail to demonstrate that our product candidates are safe for humans and effective for indicated uses, which could cause us to abandon a product candidate and may delay or cancel development of others. Any delay of our clinical trials will delay the filing of our NDAs and, ultimately, our ability to commercialize our product candidates and generate revenues. Any cancellation of our clinical trials will eliminate our ability to file an NDA for that product and eliminate our ability to generate any revenue from that product, unless we are later able to conduct a different trial that would satisfy the regulatory authorities.
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
NB S101 contains a salt form of strontium as its active ingredient. There is one product approved in Europe and countries around the world that contains a different salt form of strontium, which is marketed by Servier as Protelos®. Protelos was studied in clinical trials involving approximately 7,000 patients prior to its approval in late 2004. In November 2007, the European Medicines Agency, or EMEA, identified a potential side effect and recommended a label change for Protelos. The side effect “drug rash with eosinophilia and systemic symptoms,” or DRESS, was noted in 16 patients following 570,000 patient-years of worldwide exposure (approximately one case per 35,000 patient years), and two of the cases were fatal. The EMEA advised physicians and patients to stop treatment with Protelos should a rash occur (generally after three to six weeks of treatment), and to seek further medical advice. For these patients Protelos should not be reintroduced.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
There were no unregistered sales of equity securities of the Company in the three months ended June 2010 that were not previously reported in a Current Report on Form 8-K.
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

OSTEOLOGIX, INC.
Date: August 16, 2010	By:	/s/ Philip J. Young
		Name:	Philip J. Young
		Title:	President and Chief Executive Officer

Date: August 16, 2010	By:	/s/ Philip J. Young
		Name:	Philip J. Young
		Title:	Principal Financial and Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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