Form 10-Q
period 2010-09-30
Osteologix, Inc.
filed 2010-11-15
CIK 1278129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such a shorter period that the registrant was required to submit and post such file): Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
As of November 15, 2010, there were 32,970,871 shares of the registrant’s Common Stock, $0.0001 Par Value outstanding.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
Osteologix, Inc.
(a development stage company)
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)

	September 30,	December 31,
	2010	2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,142	$818
Prepaid expenses and other assets	72	68

Total current assets	4,214	886

Equipment, net	0	2

Total assets	$4,214	$888

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$795	$326
Accrued liabilities	256	161

Total current liabilities	1,051	487

Commitments and Contingencies	—	—

Stockholders’ Equity
Common stock, $0.0001 par value, 38,073 shares authorized; 32,971 and 29,484 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	3	3
Additional paid-in-capital	28,480	26,640
Accumulated other comprehensive loss	(199)	(283)
Deficit accumulated during development stage	(25,121)	(25,959)

Total stockholders’ equity	3,163	401

Total liabilities and stockholders’ equity	$4,214	$888

See accompanying notes to the condensed consolidated financial statements.

Osteologix, Inc.
(a development stage company)
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

					For the Period
	Three Months Ended		Nine Months Ended		from June 16, 2003
	September 30,		September 30,		(Inception) to
	2010	2009	2010	2009	September 30, 2010

Revenues	$3,915	$—	$3,915	$—	$4,665

Operating expenses:
Research and development	18	195	300	936	12,916
General and administrative	1,361	548	2,779	1,822	17,597

Total operating expenses	1,379	743	3,079	2,758	30,513

Income (loss) from operations	2,536	(743)	836	(2,758)	(25,848)

Interest income, net	1	3	2	25	727

Net Income (loss)	$2,537	$(740)	$838	$(2,733)	$(25,121)

Net income (loss) per share, basic and diluted	$.08	$(0.03)	$.03	$(0.09)

Weighted average number of shares outstanding basic and diluted	32,971	29,484	32,033	29,456

See accompanying notes to the condensed consolidated financial statements.

Osteologix, Inc.
(a development stage company)
Condensed Consolidated Statement of Stockholders’ Equity and Comprehensive Income (loss)
For the Period From June 16, 2003 (Inception) through September 30, 2010
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

Osteologix, Inc.
(a development stage company)
Condensed Consolidated Statement of Stockholders’ Equity and Comprehensive Income (loss)
For the Period From June 16, 2003 (Inception) through September 30, 2010
(in thousands, except per share amounts)

					Deficit
				Accumulated	Accumulated
			Additional	Other	During the	Total
	Common Stock		Paid-In	Comprehensive	Development	Stockholders’
	Shares	Amount	Capital	Loss	Stage	Equity
Balance at December 31, 2008	29,142	$3	$26,435	$(192)	$(22,469)	$3,777
Stock issued in lieu of cash for services	342	—	30	—	—	30
Stock based compensation expense	—	—	175	—	—	175
Comprehensive loss:
Net loss for the period	—	—	—	—	(3,490)	(3,490)
Foreign currency translations	—	—	—	(91)	—	(91)

Total comprehensive loss						(3,581)

Balance at December 31, 2009	29,484	$3	$26,640	$(283)	$(25,959)	$401

Issuance of common stock for cash of $0.50 per share in private placement in Jan. 2010, net of issuance costs	1,992	—	942	—	—	942
Issuance of common stock for cash of $0.50 per share in private placement in June. 2010, net of issuance costs	1,495	—	717	—	—	717
Stock based compensation expense	—	—	181	—	—	181
Comprehensive income:
Net income for the period	—	—	—	—	838	838
Foreign currency translations	—	—	—	84	—	84

Total comprehensive income						922

Balance at September 30, 2010	32,971	$3	$28,480	$(199)	$(25,121)	$3,163

See accompanying notes to the condensed consolidated financial statements.

Osteologix, Inc.
(a development stage company)
Condensed Consolidated Statements of Cash Flow
(in thousands, except per share amounts)
(Unaudited)

			For the Period
	For the Nine Months Ended		From June 16, 2003
	September 30,		(Inception) to
	2010	2009	September 30, 2010
Operating activities
Net income (loss)	$838	$(2,733)	$(25,121)
Adjustments to reconcile net income (loss) to net cash
Provided by (used in) operating activities:
Depreciation	2	2	46
Loss on disposal of equipment	—	—	3
Issuance of stock in lieu of cash for services	—	31	323
Stock based compensation	181	131	1,265
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(4)	28	(72)
Accounts payable	469	(374)	795
Accrued liabilities	95	53	256

Net cash provided by (used in) operating activities	1,581	(2,862)	(22,505)

Investing activities
Purchase of short-term investments	—	(3,255)	(30,239)
Sales and maturities of short-term investments	—	4,554	30,239
Purchase of equipment	—	—	(46)

Net cash provided by (used in) investing activities	—	1,299	(46)

Financing activities
Net proceeds from issuance of common stock	1,659	—	26,892

Net cash provided by financing activities	1,659	—	26,892

Effect of exchange rates on cash and cash equivalents	84	(98)	(199)

Net increase (decrease) in cash and cash equivalents	3,324	(1,661)	4,142

Cash and cash equivalents at beginning of period	818	2,996	—

Cash and cash equivalents at end of period	$4,142	$1,335	$4,142

See accompanying notes to the condensed consolidated financial statements.

Osteologix, Inc.
(a development stage company)
Notes to Condensed Consolidated Financial Statements
September 30, 2010 (Unaudited)
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
Basis of Presentation
The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Osteologix Holdings Ltd., Osteologix ApS and Osteologix Limited. All intercompany accounts and transactions have been eliminated. Osteologix operates in one business segment, the development of pharmaceutical products.
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual amounts may differ from those estimates. These condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2010, are not necessarily indicative of results that may be expected for the year ending December 31, 2010. The condensed consolidated balance sheet information as of December 31, 2009 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K. These interim financial statements should be read in conjunction with that report.
The audited consolidated financial statements as of December 31, 2009 included a “going concern” audit opinion from the Company’s independent registered public accounting firm because Osteologix has experienced net losses and negative cash flows from operations since its inception. Since that time, the Company entered into a License Agreement with the Servier Research Group (“Servier”) described in Note 5. The Company is currently revising its operating and clinical development plans, with the intention that the Company’s current cash and funds it is expecting to receive under its agreement with Servier will enable the Company to continue operations for at least the next twelve months. Management therefore believes it is appropriate for the Company’s consolidated financial statements to be prepared on a going concern basis. The consolidated financial statements do not contain any adjustments that may be required if Osteologix is unable to continue as a going concern.
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
3. Stock-Based Compensation
Since adopting ASC Topic 718, Stock Compensation, on January 1, 2006, the Company has elected to use the Black-Scholes option-pricing model as its method for valuing stock-based compensation, which consists of options and warrants to purchase common stock at or above its fair value at the time of grant. The Company did not grant any options to purchase common stock during the three month period ended September 30, 2010. During the nine month period ended September 30, 2010, the Company granted incentive stock options to its employees exercisable for 375,000 shares of common stock under the Company’s 2006 Equity Incentive Plan, or the Plan, and pursuant to the standard form of Stock Option Agreement under the Plan. The Company granted a stock option exercisable for 100,000 shares of common stock to the new Chairman of the Board under the Plan and pursuant to the standard form of Stock Option Agreement under the Plan. The Company also granted stock options to all four of its non-employee directors, including the new Chairman of the Board, under the Plan and pursuant to the standard form of Stock Option Agreement under the Plan. Each option is exercisable for 40,000 shares of common stock. All of these options have an exercise price of $0.71 per share, vest over four years, and expire 10 years from the date of grant; the Company has estimated the fair value of these options at $0.51 per share using a volatility factor of 82%, expected life of 6.0 years, risk-free interest rate of 2.80% and no payment of dividends. Total expense for stock-based compensation was $57,000 and $44,000 for the three month period ended September 30, 2010 and 2009, respectively, and $181,000 and $131,000 for the nine month period ended September 30, 2010 and 2009, respectively. As of September 30, 2010, the total unrecognized expense for unvested stock warrants and options was $516,000, which will be expensed over the remaining vesting period of 3.25 years. The aggregate intrinsic value of the options and warrants outstanding and exercisable as of September 30, 2010 was $68,000 based on a closing stock price of $0.53.
4. Net Income (Loss) Per Share
The net income (loss) per share has been computed using the weighted-average number common shares outstanding during the period. During the nine months ended September 30, 2010 and 2009, potentially dilutive options and warrants to purchase common stock aggregating 2,805,240 and 2,095,392 shares, respectively, were outstanding and not considered because their effect would have been antidilutive.
5. Material Contract
On July 30, 2010, Osteologix, through its wholly owned Irish subsidiary, Osteologix Limited, and the Servier Research Group, the leading French independent pharmaceutical company, entered into a license agreement pursuant to which Osteologix has granted Servier an exclusive royalty bearing license to develop and commercialize the Company’s lead product, NB S101 (strontium malonate) to treat post menopausal osteoporosis, other bone and joint disorders and dental indications worldwide, except in the U.S.
Under the terms of the agreement, Osteologix will receive up to €12 million in upfront and milestone payments. Additionally, Osteologix is eligible to receive up to €30 million in minimum royalty payments creditable against mid to low single digit royalties on sales. Osteologix will also be eligible to receive milestone payments and royalties on product development and sales in Japan. The agreement is subject to customary termination provisions.
6. Subsequent Event
On October 29, 2010, the Company received notice of a grant under section 48D of the Internal Revenue Code in the amount of $244,479.24. Per the guidelines provided by the Internal Revenue Service, the Company will file an amended tax return for the year ending 2009 to reduce 2009 expenses by the amount of the grant.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements included in this Quarterly Report, other than statements that are purely historical, are forward-looking statements. Words such as “anticipate,” “contemplate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” “will,” “will continue to be,” or the negative of foregoing and similar expressions regarding beliefs, plans expectations or intentions regarding the future also identify forward-looking statements. Forward-looking statements in this Quarterly Report include, without limitation: the statements in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our strategies, beliefs, plans, expectations, anticipations and intentions including, without limitation: (1) our expectation of future payments we may be entitled to receive under the Servier license and that those payments will be sufficient to fund our operations for at least the next twelve months; (2) our expectation that further clinical development of NB S101 in the United States will not proceed until we enter into a development agreement with a third party development partner with substantially more resources than us; (3) our expectation that NB S101 simultaneously decreases resorption (loss) of existing bone tissue while also increasing formation of new bone tissue; (4) our expectations regarding future research and development and general and administrative expenses, (5) our belief that the development risk for NB S101 is reduced by the proven safety and effectiveness of a drug approved in Europe that contains a different strontium compound as its active ingredient; (6) our expectation that the clinical development of NB S101 in the United States will include a larger phase 2 and/or phase 3 clinical trial; (7) our expectation that the larger phase 2 and/or phase 3 clinical trial will take at least two years to complete and that our clinical trials overall will take several years to complete; (8) our expectation that either one or two similar or potentially larger phase 3 trials will be required for U.S. regulatory approval of NB S101; (9) our expectation that we will not generate significant revenues from commercial sales of NB S101 for several years; (10) our expectation that NB S101 will generate substantially all of our revenues for the foreseeable future; (10) our expectation that we will rely on one or more third-party contractors to supply our drugs if any of our product candidates receives FDA approval; and (11) our anticipation that we will file additional patent applications in the U.S. and in other countries.
Our expectations, beliefs, objectives, intentions and strategies regarding the future, including, without limitation, those concerning expected operating results, revenues and earnings and potential litigation are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from results contemplated by the forward-looking statements. These risks and uncertainties include, but are not limited to: uncertainties associated with the research and registration process; general economic conditions; our inability to accurately forecast costs associated with our corporate activities; changes in government regulations and administrative procedures; changes in our business strategy; our inability to accurately forecast the resources required to fund our planned operations; our inability to meet government regulation standards; market demand for our product candidates; the availability and terms for licensing, capital raising and partnership opportunities; growth of alternative medicine and techniques; speed of development of our product candidates; and increased success and introduction of competing products.
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
Company Information and Background
We have been in the business of developing pharmaceuticals for the treatment and prevention of diseases of bone and joint tissues. Our product candidate, NB S101 (strontium malonate), is in clinical development for treatment of osteoporosis. In late 2007 we completed a human phase 2 clinical trial of this investigational drug which demonstrated a positive effect of NB S101 on biomarkers of bone loss and on bone mineral density after 12 weeks of treatment.
On July 29, 2010, Osteologix, through its wholly owned Irish subsidiary, Osteologix Limited, and the Servier Research Group, the leading French independent pharmaceutical company, entered into a license agreement pursuant to which Osteologix has granted Servier an exclusive royalty bearing license to develop and commercialize the Company’s lead product, NB S101 (strontium malonate) to treat post menopausal osteoporosis, other bone and joint disorders and dental indications worldwide, except in the U.S.
Under the terms of the agreement, Osteologix will receive up to €12 million in upfront and milestone payments. Additionally, Osteologix is eligible to receive up to €30 million in minimum royalty payments creditable against mid to low single digit royalties on sales. Osteologix will also be eligible to receive milestone payments and royalties on product development and sales in Japan. The agreement is subject to customary termination provisions. Under the license, Servier is responsible for all costs outside of the U.S. associated with development, regulatory approval and commercialization of NB S101. We retained intellectual property rights for the development of NB S101 in the U.S.

We reported a net profit this quarter due to the receipt of the upfront payment from Servier. However, we do not expect to report profits each quarter in the future and regular quarterly revenues or profits will not likely occur for several years if ever.
Designing and conducting larger phase 2 and 3 clinical trials will be necessary to receive regulatory approval to commercialize NB S101 in the United States. We are seeking a third party development partner with substantially more resources than us for further clinical development in the United States, and we do not expect to proceed with further U.S. clinical development until we enter into a development agreement with such a partner. We are publicly traded in the United States on the OTC Bulletin Board under the stock ticker symbol “OLGX” (some quotation systems require the symbol to be entered as “OLGX.OB”).
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

RESULTS OF OPERATION
Three and Nine Months Ended September 30, 2010 Compared to Three and Nine Months Ended September 30, 2009
Revenues
Osteologix’s product, NB S101, is currently in research and development, and there were no revenues from commercial sales of NB S101 recorded in the nine month periods ended September 30, 2010 and 2009. In the three and nine months period ended September 30, 2010, Osteologix recorded revenues of $3,915,000 resulting from a license fee from Servier under the terms of our agreement. We anticipate additional milestone payments from Servier over the next several years based on the attainment of specified milestones, but we do not expect significant revenues from commercial sales of NB S101 for several years, if at all.
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
Research and development expenses for the third quarter of 2010 compared to the third quarter of the 2009 were as follows:

Three Months Ended September 30,		Decrease from Period in Prior Year
2010	2009	Dollars	Percent

$18,000	$195,000	$(177,000)	(91)%
Research and development expenses decreased $177,000 for the third quarter of 2010 compared to the third quarter of 2009 as a result of reductions in activities related to clinical development and manufacturing of NB S101.
Research and development expenses for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 were as follows:

Nine Months Ended September 30,		Decrease from Period in Prior Year
2010	2009	Dollars	Percent

$300,000	$936,000	$(636,000)	(68)%
Research and development expenses decreased $636,000 for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 as a result of reductions in activities related to clinical development and manufacturing of NB S101. We do not expect research and development expenses to increase materially in future periods unless we enter into a collaboration or license agreement with a third party for the development of NB S101 in the United States and such agreement requires additional research and development activities by us.
General and Administrative Expenses
General and administrative expenses include compensation expense for personnel not directly involved in research and development activities, management and other administrative personnel costs, insurance, accounting, legal and patent expenses.
General and administrative expenses for the third quarter of 2010 compared to the third quarter of 2009 were as follows:

Three Months Ended September 30,		Increase from Period in Prior Year
2010	2009	Dollars	Percent

$1,361,000	$548,000	$813,000	148%
General and administrative expenses increased by $813,000 for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 due to the legal and accounting costs of forming new Irish subsidiaries and the costs of negotiating our license agreement with Servier.

General and administrative expenses for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 were as follows:

Nine Months Ended September 30,		Increase from Period in Prior Year
2010	2009	Dollars	Percent

$2,779,000	$1,822,000	$957,000	53%
General and administrative expenses increased by $957,000 for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 due to the legal and accounting costs of forming new Irish subsidiaries and the costs of negotiating our license agreement with Servier. Future general and administrative expenses will depend on the nature of any transactions we undertake, if any, along with ongoing costs of operations and maintenance of our intellectual property.
Interest Income
Interest income decreased by $2,000 to $1,000 for the third quarter of 2010 compared to $3,000 for the third quarter of 2009. The decrease in interest income was due to lower cash balances.
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

	September 30,	December 31,
	2010	2009
Cash, cash equivalents and short-term investments	$4,142,000	$818,000
Working capital	3,091,000	399,000
The increase in our cash of $3,324,000 during the first nine months of 2010 was due to cash received as a result of two stock sales, 1,992,428 shares of common stock on January 7, 2010 for aggregate gross proceeds of $1.0 million and 1,494,532 shares of common stock on June 11, 2010 for aggregate gross proceeds of $0.75 million, and $3,915,000 in a license fee from Servier, net of cash used in operations to fund the continuing development of NB S101, and for the general and administrative expenses of operating a public company, creating additional Irish subsidiaries and negotiating the Servier transaction.
The Company is currently revising its operating and clinical development plans, with the intention that the Company’s current cash and funds it is expecting to receive under its agreement with Servier will enable the Company to continue operations for at least the next twelve months. We may consume available resources more rapidly than currently anticipated, resulting in the need for funding at an earlier date. If adequate funds are not available, we may be required to significantly reduce, refocus or cease our operations, which could have a material adverse affect on the price of our common stock. There can be no assurance that we will receive additional funds from Servier or that any funds we may receive under the Servier license will reduce or delay our need for future funding.
Our business strategy is to maximize the value of the potential payments we may receive from Servier and to seek a collaboration agreement with another company to develop and commercialize NB S101 in the United States for the treatment of osteoporosis. The osteoporosis market is large, with approximately $10 billion in annual product sales worldwide. The Company has completed one phase 1 and one phase 2 human clinical study of NB S101. In addition, a drug which contains a different strontium compound as its active ingredient (as compared to NB S101) has been proven safe and effective and is approved for treatment of osteoporosis in Europe, which we believe reduces the development risk for NB S101 when compared to other investigational drugs in completely unproven chemical classes.
The development plan for NB S101 will require a larger phase 2 clinical trial that we estimate will take at least two years to complete. In addition, certain non-clinical testing will need to be completed. After our next clinical trial, either one or two similar or potentially larger phase 3 trials will be required. We are seeking a third party development partner with substantially more resources than us for further clinical development in the United States, and we do not expect to proceed with further U.S. clinical development until we enter into a development agreement with such a partner.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, results of operations, liquidity or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
Not applicable.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. In addition, our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and principal financial officer, as appropriate, allowing timely decisions regarding required disclosure. As of September 30, 2010, based on an evaluation carried out with the participation of our management, including our chief executive officer, who also serves as our principal financial officer, of the effectiveness of our disclosure controls and procedures, our chief executive officer (in his capacity as such and in his capacity as our principal financial officer) has concluded that our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no significant changes in our internal control over financial reporting identified in management’s evaluation during the three months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.
None.

Item 1A.	Risk Factors.
We are dependent on payments from our agreement with Servier. Failure of Servier to attain such milestones would result in our not receiving additional revenues. We have no control over Servier’s development, clinical trial strategy, regulatory activity, market or sales of NB S101.
Our near-term revenues depend to a significant extent on the attainment by Servier of milestones set forth in the Servier license. Such milestones are related to clinical trial developments, regulatory approvals and sales accomplishments. We have no control over the expertise or resources that Servier may devote to the development, clinical trial strategy, regulatory approval, marketing or sale of NB S101, or the timing of Servier’s activities. In addition, Servier is entitled to terminate the license under certain conditions. To the extent Servier does not achieve such milestones or terminates the license, we will not receive the associated revenues, or any further revenues, which could harm our financial condition and our business.
We are dependent on Servier to develop and commercialize NB S101 outside of the United States.
Our license agreement with Servier granted Servier exclusive rights to develop and commercialize NB S101 to treat bone disease and for dental indications outside of the U.S. We have no control over the resources or efforts that Servier will employ. There can be no assurance that Servier will receive regulatory approval to market NB S101 outside of the U.S. or that it will successfully commercialize the product. Servier’s failure to receive regulatory approval or successfully commercialize NB S101 outside the U.S. would significantly harm the value of our business.

Future development of NB S101 as a pharmaceutical product to treat osteoporosis will require us to identify another party that is willing to fund development of the drug in the United States.
We do not have the financial or personnel resources needed to develop NB S101 as a pharmaceutical product to treat osteoporosis in the United States. Over the past several years we have sought to identify another company that would be interested in licensing the rights for NB S101 in the United States or in collaborating with us for the development of NB S101 in the United States, but we have not been able to do so. Continued development of NB S101 as a pharmaceutical product to treat osteoporosis in the United States will require such a license or collaboration agreement, and there can be no assurance that we will enter into such an agreement. Unless we are able to do so, stockholders should not expect that we will continue development of NB S101 in the United States on our own.
The concentrated ownership of our common stock may have the effect of delaying or preventing financings, mergers, acquisitions or other significant corporate transactions.
Nordic Biotech K/S, a venture capital firm and limited partnership in Denmark, and its affiliates or, collectively, Nordic, own approximately 68% of our outstanding common stock. In connection with our January 2010 private placement, our Certificate of Incorporation was amended in March 2010 to decrease the number of authorized shares of our preferred stock from 1,000,000 to 0, decrease the number of number of authorized shares of our common stock from 100,000,000 to 38,072,737 and provide that, so long as Nordic and its affiliates are the beneficial owners of at least 20% of the outstanding shares of our common stock, the size of our board of directors may not exceed seven persons and Nordic shall have the right to designate up to three members of our board of directors. We refer to these rights as the Nordic Board Rights, which are in addition to any other rights provided under Delaware law. One of the five members of our board of directors, John M. Barberich, who is also the chairman of our board, is a Venture Partner to Nordic Biotech Advisors ApS, a firm that provides investment advisory services to Nordic Biotech K/S and Nordic Opportunity Fund, security holders in the Company. On October 6, 2010, the Company received an action by written consent of stockholders holding a majority of the Company’s common stock signed by Nordic Biotech K/S and Nordic Biotech Opportunity Fund K/S (1) removing Jeremy Curnock Cook from his position as director of the Company without cause and (2) appointing each of Enda Kenny and David O’Flynn to fill the vacancies created by the resignation of Bobby W. Sandage, Jr. and the removal of Mr. Cook, each to hold such office until the next annual meeting of the stockholders and until their successors have been duly elected and qualified. Mr. Kenny is currently Chief Executive Officer of Rose Pharma A/S, a venture backed research and development company based in Copenhagen Denmark in which Nordic is a shareholder, and serves on the Board of Directors of H Pharmaceuticals ApS, a private company in which Nordic is a shareholder. Mr. O’Flynn currently serves as the managing director of Osteologix, Ltd., a wholly-owned subsidiary of the Company organized in Ireland. Because of its concentrated ownership of our stock, the Nordic Board Rights, and its current position on our board, Nordic is able to control all matters requiring stockholder approval and is able to exercise significant influence over all matters requiring board approval, including the election of directors, amendment to our bylaws, certificate of incorporation and approval of mergers, acquisitions, going private transactions, financings and other significant corporate transactions, and any decisions concerning the terms of any of these transactions. Nordic is able to prevent a change in control of our company or the sale of additional shares of capital stock, and no person interested in acquiring us or making a significant investment in us will be able to do so without obtaining the consent of Nordic. Nordic may in the future seek to acquire the remainder of our common stock that they do not already own in a going private transaction. Nordic’s interests may not be the same as those of our other stockholders. Nordic is also a stockholder and investor in a number of other biotechnology companies, and there may be conflicts between our business interests and Nordic’s other investments. In addition, if Nordic elects to sell any shares of our common stock which they own in the open market, our stock price is likely to decrease.
We may elect to seek additional financing in the future, which could be dilutive to our stockholders.
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

We are currently revising our operating and clinical development plans, with the intention that the Company’s current cash and funds it is expecting to receive under its agreement with Servier will enable the Company to continue operations for at least the next twelve months. We may consume available resources more rapidly than currently anticipated, resulting in the need for funding at an earlier date. Our funding requirements may change as a result of many factors, including underestimates of budget items, unanticipated cash requirements, future product opportunities with collaborators, future licensing opportunities and future business combinations. Consequently, we may need to seek additional sources of financing, which may not be available on a timely basis or terms favorable to us, if at all. There can be no assurance that any funds we may receive under the Servier license will reduce or delay our need for future financing.
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
We have incurred significant net operating losses since our inception in 2003. To date, we have devoted significant financial resources to the research and development of our investigational drug NB S101. Due to the Servier agreement, we recorded a again of $838,000 for the nine month period ended September 30, 2010, but recorded a loss of $3.5 million for the year ended December 31, 2009, and our consolidated balance sheet had an accumulated deficit of approximately $25.1 million at September 30, 2010. Except for our milestone payments from Servier, we do not expect to generate any revenue from the sale of our NB S101 in the near term.
To achieve sustained profitability, we or Servier must develop and obtain regulatory approval for our product candidate and effectively manufacture, market and sell the product candidate. Accordingly, we may never generate significant revenues and, even if we do generate significant revenues, we may never achieve profitability in future periods.
Our independent public accounting firm has issued an opinion on our consolidated financial statements that states the consolidated financial statements were prepared assuming we will continue as a going concern.
We have limited revenues and have experienced net losses and negative cash flows from operations since our inception through September 30, 2010. These conditions raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
We have only one product that is currently being evaluated for commercial development, and even if our continued development of this product is successful, it will be several years before it can reach market.
Our current product candidate NB S101 is the only pharmaceutical product we have tested in humans, and it may never be successfully marketed or manufactured. To date, this product candidate has only been tested on a limited number of humans. The additional clinical trials required by the FDA and other regulatory authorities to obtain approval to market the product are long and complex and will take a number of years to complete. Our preferred single-tablet dosage may not be accepted by the FDA or supported by future clinical trial data. The FDA and other regulatory authorities also may disagree with our current clinical and pre-clinical research plans and require us to conduct more extensive studies than we currently anticipate before considering our investigational drug for marketing approval.
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
Government regulations in the U.S. and other countries have a significant impact on our business and affect research and development, manufacture and marketing of our product candidates. We or a future licensee will require FDA approval to commercialize NB S101 in the U.S., and Servier will require approvals from similar foreign regulatory authorities to commercialize NB S101 outside the U.S. In order to obtain FDA approval of a product candidate, we or a future licensee must submit to the FDA an NDA demonstrating that the product candidate is safe for humans and effective for its intended use. This demonstration requires significant research and animal tests, which are referred to as preclinical studies, as well as human tests, which are referred to as clinical trials. Recently, the FDA has indicated that it will require an additional phase 2 trial and one large, well-controlled phase 3 trial, along with additional toxicology studies, to support approval of NB S101. These studies will be time consuming, difficult and costly, and we cannot predict whether our efforts will result in any drugs that the FDA or other regulatory authorities consider safe and effective for humans or whether the FDA or other regulatory authorities will require preclinical or clinical trials. The FDA has substantial discretion in the drug approval process and may refuse to accept our application or may deny approval. If the FDA does not accept or approve our application, it may require us to conduct additional preclinical testing or manufacturing studies and submit that data before it will reconsider our application, or require us to perform post-marketing studies. The approval process may also be delayed by changes in government regulation, future legislation, administrative action or changes in FDA policy that occur prior to or during our regulatory review. Delays in obtaining regulatory approvals will increase our operating expenses and delay the commercialization of our product candidates and our ability to derive product revenues from them.
Even if we or a future licensee comply with all FDA requests, the FDA may ultimately determine, under its statutory authority, to deny our requests for approval of our drug candidates. We cannot be certain that we will ever obtain regulatory clearance for any product candidate. Failure to obtain FDA approval of NB S101 would harm our business and prospects.
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
In addition, even if our product candidates are marketed, the products and our manufacturers are still subject to continual review by applicable regulatory authorities, including FDA adverse event reporting requirements and FDA requirements governing product distribution, advertising, and promotion. At any stage of development or commercialization, the discovery of previously unknown problems with our product candidates, our own manufacturing or the manufacture by third parties may result in restrictions on our product candidates or in their manufacture, including withdrawal of the product from the market.
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
We or Servier may face substantial competition in seeking to enroll qualified patients into our future clinical trials. Competition for patients has delayed clinical trials of other biotechnology and drug development companies. In addition, recent improvements in existing drug therapy, particularly for medical products for prevention and treatment of osteoporosis, may make it more difficult for us to enroll patients in our clinical trials as the patient population may choose to enroll in clinical trials sponsored by other companies or choose alternative therapies. Delays in patient enrollment can result in increased development costs and delays in regulatory approvals. Furthermore, our agreement with Servier limits our ability to conduct clinical trials outside of the United States, which could contribute to challenges enrolling a sufficient number of qualified patients for future clinical trials of NB S101.
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
Even if the FDA or foreign regulatory authorities approve one or more of our drug candidates, physicians and patients may not accept and use them. Post-approval market acceptance and use of our drugs will depend upon a number of factors, including perceptions by the health care community, including physicians, about their safety and effectiveness, their cost-effectiveness relative to competing products, the availability of reimbursement for our products from government or other healthcare payors, such as major insurance companies, and the effectiveness of marketing and distribution efforts by us, our licensees and distributors. The failure of NB S101, which we expect to generate substantially all of our product revenues for the foreseeable future, or any of our other product candidates to find post-approval market acceptance would harm our business, financial condition and results of operations.
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
Companies that currently sell osteoporosis products include Merck, Warner-Chilcott, GlaxoSmithKline, Eli Lilly, Pfizer, Novartis, Hoffmann-LaRoche and sanofi-aventis. Alternative products and technologies are being developed by these companies and others to improve upon or replace current products for the treatment of osteoporosis, several of which are awaiting FDA approval or are in late-stage clinical trials. Other companies pursuing similar therapeutic areas also represent substantial competition. Many of these competitors have substantially greater financial resources and operate larger research and development organizations than we do. They may also have greater experience in drug development and in obtaining FDA and other regulatory approvals, as well as greater experience in launching, marketing and selling drugs. The greater size and experience of our competitors allows them to develop and market competing products more rapidly and more effectively than we can. If we fail to compete successfully with these competitors, our business, financial condition and operating results would be harmed.
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
We currently have one patent issued in Europe, one patent issued in Japan, one patent issued in Australia and two patents issued in the U.S. and several patent applications pending worldwide. We anticipate filing additional patent applications both in the U.S. and in other countries, as appropriate. These patent applications may not result in the issuance of any additional patents. Moreover, our patent, or any of the patents that may be issued to us in the future, could be challenged, invalidated, circumvented or may otherwise not provide a competitive advantage to us. As a result, others may independently develop similar products or design around our patents and other intellectual property rights.
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
Testing and marketing medical products entails an inherent risk of product liability. Although side effects from our phase 1 and phase 2 clinical studies have been mild and similar to placebo, we may be held liable if serious adverse reactions from the use of our product candidates occur either in clinical trials or in subsequent marketing. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Our inability to obtain sufficient product liability insurance at acceptable cost against claims could prevent or inhibit the commercialization of pharmaceutical products we develop, alone or with collaborators. We carry clinical trial insurance for our trials. We, or any collaborators, may not be able to obtain insurance at reasonable cost, if at all. Agreements with future collaborators entitling us to indemnification against losses may not be adequate if claims arise.
We rely on one key executive officer and scientific and medical advisors. Their knowledge of our business and technical expertise would be difficult to replace.
We are dependent on our limited number of employees to provide services to us, including our president and chief executive officer, Philip J. Young. We do not have “key person” life insurance policies for our chief executive officer. The loss of the technical knowledge and management and industry expertise of any of our key personnel could result in delays in product development, inability to obtain financing for our business, and diversion of management resources, which could adversely affect our operating results, our ability to obtain approval for our product candidates, or even our ability to continue operations as planned.
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
We have never met the requirements to have our common stock listed on the NASDAQ Global Market, the NASDAQ Capital Market or the American Stock Exchange and we may never be able to do so. Until our common stock is listed on an exchange, we expect that it will continue to be quoted on the OTC Bulletin Board, another over-the-counter quotation system, or in the “pink sheets.” In these venues, however, investors and potential investors may find it difficult to obtain accurate stock price quotations and/or may have limitations imposed on their ability to purchase our common stock. In addition, various restrictions may be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling the common stock, which may further affect its liquidity. These restrictions also make it more difficult for us to raise additional capital.

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
We may deregister our common stock under the Exchange Act, which could negatively affect the liquidity and trading prices of our common stock and result in less disclosure about the Company.
We presently have fewer than 300 holders of record of our common stock which means that we are eligible under the Exchange Act to voluntarily deregister our common stock and become a non-reporting company. If we deregister under the Exchange Act, our common stock will no longer be eligible for trading on the OTC Bulletin Board but may be eligible for trading on the Pink OTC Markets, Inc. also known as the Pink Sheets. Deregistering our common stock could negatively affect the liquidity, trading volume and trading prices of our common stock. Further, in such circumstances, information previously reported to stockholders may not be available to the same extent or frequency.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
There were no unregistered sales of equity securities of the Company in the three months ended September, 2010 that were not previously reported in a Current Report on Form 8-K.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	[Removed and Reserved]

Item 5.	Other Information.
None.

Item 6.	Exhibits.

Exhibit
Number	Description

10.9*	License Agreement, dated as of July 30, 2010, by and between Osteologix Limited and Les Laboratoires Servier and Institut de Recherches Internationales Servier.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of Principal Financial and Accounting Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

*	Confidential treatment has been requested with respect to portions of this Exhibit.
SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OSTEOLOGIX, INC.
Date: November 15, 2010	By:	/s/ Philip J. Young
		Name:	Philip J. Young
		Title:	President and Chief Executive Officer

	By:	/s/ Philip J. Young
		Name:	Philip J. Young
Date: November 15, 2010		Title:	Principal Financial and Accounting Officer

EXHIBIT INDEX

Exhibit
Number	Description

10.9*	License Agreement, dated as of July 30, 2010, by and between Osteologix Limited and Les Laboratoires Servier and Institut de Recherches Internationales Servier.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of Principal Financial and Accounting Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

*	Confidential treatment has been requested with respect to portions of this Exhibit.